Form 10-K
period 1998-12-31
BIOMETRIC SECURITY CORP/BC
filed 1999-03-31
CIK 1000168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended  December  31, 1998

or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____ to _____


Commission File Number              000-26696


                            BIOMETRIC SECURITY CORP.
                    (formerly known as Sonoma Resource Corp.)
             (Exact Name of Registrant as Specified in its Charter)


                  Wyoming                                                            Pending
         State or other jurisdiction of                                         (I.R.S. Employer
         incorporation or organization                                          Identification No.)


Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada                   V6C 3A6
              (Address of Principal Executive Offices)                               (Zip Code)


Registrant's telephone number, including area code   (604) 687-4144


 Securities registered or to be registered pursuant to Section 12(b) of the Act:

                     Title of each class                           Name of each exchange on which registered
                            N/A                                                       N/A

 Securities registered or to be registered pursuant to Section 12(g) of the Act:

                         Common Shares with no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999, based upon the closing price of the common stock on the Vancouver Stock Exchange for such date, was approximately $6,790,252. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not Applicable


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of outstanding shares of the Registrant's common stock on March 15, 1999 was 32,501,078.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable


CURRENCY AND EXCHANGE RATES

All dollar amounts set forth in this report are in Canadian dollars, except where otherwise indicated. The following table sets forth (i) the rates of exchange for the Canadian dollar, expressed in U.S. dollars, in effect at the end of each of the periods indicated; (ii) the average of the exchange rates in effect on the last day of each month during such periods; (iii) the high and low exchange rate during such periods, in each case based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

                                             Years ending December 31,
  -------------------------------------------------------------------------------------------------------

                                                1998          1997         1996         1995        1994
                                                ----          ----         ----         ----        ----
  -------------------------------------------------------------------------------------------------------
  Rate at end of Period                       $0.6504       $0.6999      $0.7301     $0.7323      $0.7103
  -------------------------------------------------------------------------------------------------------
  Average Rate During Period                   0.6740        0.7197       0.7333      0.7285       0.7321
  -------------------------------------------------------------------------------------------------------
  High Rate                                    0.7105        0.7487       0.7513      0.7527       0.7632
  -------------------------------------------------------------------------------------------------------
  Low Rate                                     0.6341        0.6945       0.7245      0.7023       0.7103
  -------------------------------------------------------------------------------------------------------

On March 12, 1999, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.6564 U.S. = $1.00 Canadian.

                                TABLE OF CONTENTS

PART I

ITEM 1   Business

ITEM 2   Properties

ITEM 3   Legal Proceedings

ITEM 4   Submission of Matters to a Vote of Security Holders

ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters

PART II

ITEM 6   Selected Financial Data

ITEM 7   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

ITEM 8   Financial Statements and Supplemental Data

ITEM 9   Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure

PART III

ITEM 10  Directors and Executive Officers of the Registrant

ITEM 11  Executive Compensation

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

ITEM 13  Certain Relationships and Related Transactions


PART IV

ITEM 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

ITEM 1   BUSINESS

         Certain of the information contained in this Form 10-K constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Although the Company has attempted to identify important factors, including those listed under "Risk Factors" below, that could cause actual results to differ materially, there may be other factors that can cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

OVERVIEW

         Biometric Security Corp. (the "Company") was incorporated by registration of its memorandum and articles under the Company Act (British Columbia) on January 16, 1979 under the name "North American Power Petroleums Inc.". The Company changed its name to "Sonoma Resource Corp." effective as of January 5, 1990. The Company's original articles were replaced with a new set of articles effective as of July 19, 1996.

         Effective as of November 10, 1998, the Company was continued to the State of Wyoming, U.S.A., changed its name from "Sonoma Resource Corp." to "Biometric Security Corp." and the Company's memorandum was replaced with new Wyoming articles of continuance. Effective as of November 12, 1998, the Company increased its authorized capital to an unlimited number of common shares. (Please see Item 3 -- Legal Proceedings regarding certain U.S. securities matters and the Company's current plans to continue back to British Columbia.)

         The Company's head and principal office is located at Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada, V6C 3A6. The Company's registered office and address for service in British Columbia is care of its solicitors, Catalyst Corporate Finance Lawyers, Suite 1100, 1055 West Hastings, Vancouver, British Columbia, Canada V6E 2E9. The Company's registered office and address for service in Wyoming is care of its Wyoming attorneys, Hathaway, Speight & Kunz, LLC, 2515 Warren Avenue, P.O. Box 1208, Cheyenne, Wyoming, U.S.A. 82003-1208.

         As at December 31, 1998, the Company had a total of six subsidiaries related to its Argentinean resource activities (see Business of the Company -- Historical Operations). The Company plans to sell or otherwise dispose of these subsidiaries. The particulars regarding these subsidiaries are as follows:

  -------------------------------------------------------------------------------------------------------------
                                                     Date of            Jurisdiction of        Percentage
             Name of Subsidiary                   Incorporation          Incorporation        Ownership(1)
  -------------------------------------------------------------------------------------------------------------
  Sonoma Resource de Argentina S.A.             November 30, 1995          Argentina              100%
  -------------------------------------------------------------------------------------------------------------
  Castano S.A.                                   August 7, 1996            Argentina              100%
  -------------------------------------------------------------------------------------------------------------
  Castano Mining (Barbados) Ltd.                  June 6, 1996              Barbados              100%
  -------------------------------------------------------------------------------------------------------------
  Cerro Toro S.A.                                August 5, 1996            Argentina              100%
  -------------------------------------------------------------------------------------------------------------
  Cerro Toro Mining (Barbados) Ltd.               June 6, 1996              Barbados              100%
  -------------------------------------------------------------------------------------------------------------
  Sonoma Resource (Bermuda) Ltd.                  June 5, 1996              Bermuda               100%
  -------------------------------------------------------------------------------------------------------------

(1) Represents the percentage of voting securities held. None of the subsidiaries has any non-voting securities outstanding.

         The Company also has one dormant subsidiary, Supron Energy Corp., which is also a resource company and which the Company also plans to sell or otherwise dispose of.

         In June, 1998, the Company made an investment in Biometric Identification, Inc. ("BII"), a private California corporation. This purchase represents a significant change for the Company, which is shifting from the resource business into the technology industry. See Business of the Company below for a full discussion of the BII investment.

BUSINESS OF THE COMPANY

         Historical Operations

         The Company, historically, had been in the mineral exploration business. As at December 31, 1998, the Company still owned 100% of the Cerro Toro Project located in the San Juan Province of Argentina and the Apeleg Claim Block located in the Chubut Province of Argentina. In light of the state of the precious metals markets, the Company made a strategic decision to leave the resource sector. It significantly reduced its staff and overhead in Argentina and cut back on its exploration activities in 1998.

         In November 1998, the Company reached an agreement to sell up to a 100% interest in 9 mineral properties comprising 93,709 hectares, located in the San Juan, Chubut, and Santa Cruz provinces in Argentina to Inlet Resources Ltd. ("Inlet"). In order to acquire a 90% interest in the properties, Inlet must pay US$750,000 and issue 300,000 shares to the Company over a three year period and complete a US$2,150,000 work commitment. Inlet may acquire the remaining 10% by the payment of US$2,000,000 to the Company. A formal agreement was signed by the parties on January 21, 1999, and was approved as at February 15, 1999, by Canadian regulatory authorities. To March 1, 1999, the Company received US$150,000 and 100,000 common shares of Inlet in accordance with the terms of the agreement. The Company does not anticipate acquiring any new resource properties.

         Current Activity

         On June 12, 1998, the Company entered into an agreement (the "BII Agreement") to acquire up to US$5,000,000 of convertible debentures to be issued by Biometric Identification, Inc. ("BII"), a private California corporation. The Company's principal business now consists of its investment in BII.

         BII is currently controlled by Arete Associates ("Arete") which is also a private California corporation. Arete has been a Department of Defense research and development contractor for over 20 years specializing in sensor systems and pattern recognition software development. Many of Arete's mathematicians and physicists helped develop the BII fingerprint identification technology. This technology has been exclusively licensed to BII by Arete. Pursuant to the BII Agreement, the Company proposes to invest up to US$5,000,000 in convertible debentures to be issued by BII. If all such convertible debentures are acquired and all rights of conversion are exercised, the Company will hold approximately 45% of the issued shares of BII. Approximately 83% of the issued shares of BII are currently held by Arete. The remaining shares are held primarily by employees of BII and Arete.

         As of March 15, 1999, the Company has purchased US$2,875,000 of the convertible debentures of BII pursuant to the BII Agreement. Under the BII Agreement, as amended, the Company can acquire another US$2,125,000 of convertible debentures bringing the total investment in BII to US$5,000,000. If the Company does not purchase all of the convertible debentures in a particular tranche by the outside purchase date specified in the following table, the Company will lose its right to purchase additional convertible debentures.

-----------------------------------------------------------------------------------------------------------------
Designation                           Principal Amount                    Outside Purchase Date
-----------------------------------------------------------------------------------------------------------------
Tranche A & B                         US$  350,000                        Previously advanced
-----------------------------------------------------------------------------------------------------------------
Tranche C                             US$  900,000                        Advanced on June 12, 1998
-----------------------------------------------------------------------------------------------------------------
Tranche D                             US$  500,000                        Advanced on August 12, 1998
-----------------------------------------------------------------------------------------------------------------
Tranche E:
-----------------------------------------------------------------------------------------------------------------
  First advance                       US$  75,000                         Advanced on November 13, 1998
-----------------------------------------------------------------------------------------------------------------
  Second advance                      US$  250,000                        Advanced on November 25, 1998
-----------------------------------------------------------------------------------------------------------------
  Third advance                       US$  250,000                        Advanced on December 18, 1998
-----------------------------------------------------------------------------------------------------------------
  Fourth advance                      US$  550,000                        Advanced  on January 29, 1999
-----------------------------------------------------------------------------------------------------------------
  Fifth advance                       US$  125,000                        April 2, 1999
-----------------------------------------------------------------------------------------------------------------
Tranche F                             US$  500,000                        April 2, 1999
-----------------------------------------------------------------------------------------------------------------
Tranche G                             US$  1,500,000                      May 12, 1999
                                      --------------
-----------------------------------------------------------------------------------------------------------------
Total:                                US$  5,000,000
                                      ==============
=================================================================================================================

         The convertible debentures will bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code and, if not converted, will become payable five years after the closing date of the first acquisition which was June 12, 1998.

         The Company may exercise its rights of conversion at any time. The convertible debentures will automatically be converted on the earlier of an initial public offering by BII or the acquisition of BII by a third party. If all rights of conversion are exercised, the Company will be entitled to receive the percentages of issued common stock of BII specified in the following table.

-----------------------------------------------------------------------------------------------------------------
                                               % Upon Conversion
Designation                                      of Entire Tranche                    Aggregate %(1)
-----------------------------------------------------------------------------------------------------------------
Tranche A, B & C                                 20.00%                                 20.00%
-----------------------------------------------------------------------------------------------------------------
Tranches D & E                                   13.33%                                 33.33%
-----------------------------------------------------------------------------------------------------------------
Tranches F & G                                   11.67%                                 45.00%
-----------------------------------------------------------------------------------------------------------------

(1)      Total percentage for the Tranche and all prior Tranches.

         While the Company is not legally obligated to purchase additional convertible debentures or to exercise its rights of conversion, the Company's intention is to acquire all of the convertible debentures under the BII Agreement and, in due course, if business conditions warrant, to exercise all of the conversion rights. If all of the convertible debentures are purchased and all rights of conversion are exercised, the Company will ultimately hold 45% of the issued shares of the common stock of BII. The interest of the Company may be subject to dilution resulting from the issuance of shares on exercise of options granted under BII's stock incentive plan and may be subject to additional dilution resulting from future grants of stock options or under certain additional financings which may be undertaken by BII.

         The parties have also agreed that BII may be merged into or acquired by the Company. The parties have agreed to examine this from a tax, securities and commercial perspective to determine the best structure for this potential merger.

         This acquisition was arranged by Rand Edgar Capital Corp. ("RECC"), a private company controlled by the spouses of Brian Edgar and William Rand. Mr. Rand is a director of the Company. RECC originally entered into a memorandum of understanding with BII and with Arete dated March 18, 1998, amended and replaced May 20, 1998 (collectively the "MoA"). RECC assigned its interest in the MoA to the Company on May 21, 1998 in exchange for a fee of US$145,000, plus reimbursement of its expenses. As of June 12, 1998, RECC had elected to take its fee in the form of 715,575 common shares of the Company to be issued at a price of $0.30 per share. These shares were to be issued in pro rata tranches in accordance with the tranche advances being made by the Company to BII. These finders fee shares were actually issued in the form of special warrants at a price of $0.30 per special warrant. Each special warrant is exercisable without the payment of any additional consideration into one common share of the Company. As at December 31, 1998, the Company had issued 250,450 shares to RECC under the terms of this agreement. In addition, the Company has allotted (but not yet issued) an aggregate of 161,005 shares for issuance to RECC in respect of debentures purchased on November 13 and 25, 1998, December 18, 1998, and January 29, 1999.

         Overview of BII's Operations

         Biometrics is the science of identifying an individual through his/her own unique personal physiology. Examples of the range of biometric-based products are fingerprint readers, hand geometry, eye scanners and face-recognition. Behavioral-based devices include voice response and keystroke systems.

         BII is focusing on the commercial market for the supply and integration of biometric fingerprint identification technology. Under a license agreement made between BII and Arete, Arete's fingerprint recognition technology has been exclusively licensed world-wide to BII. The license agreement provides that BII will pay to Arete a license fee of US$0.10 per unit for the first 2,500,000 products and US$0.05 per unit for the next 20,000,000 products. Upon the payment of US$1,250,000 of royalties having been made, Arete will transfer ownership of the intellectual property outright to BII.

         Fingerprint biometrics has specific applications within many different markets, and include both closed and open systems. Examples of a closed system are time and attendance control and security access. Examples of open systems are Internet security and electronic commerce. The Company has been informed that BII's strategy has been to initially focus upon the time and attendance and access control markets where a need exists.

         BII's products allow the ability to register/enroll a fingerprint of an individual, save a template of it, and then at a later time verify the identity of the individual by retrieving the fingerprint template and performing a comparison with a newly obtained fingerprint image. Generally, competitive fingerprint identification systems are based on algorithms that read

"minutia" (imaging points of interest on the fingerprint) which can be fooled by temporary alterations such as changes to the finger due to cuts or swelling. This could result in a loss of accuracy, especially over time. BII's products utilize a full finger Pattern Recognition fingerprint verification software system, exclusive to BII. This system images the entire two-dimensional ridge pattern of the fingerprint, and provides accuracy over time at the highest security level. BII's products are generally not affected by temporary changes to the finger, and provide a response time of less than one second, an enrollment time of less than five seconds, and an accuracy rate of less than one per thousand of false positive and less than one per thousand false negative.

         BII's product line of biometric fingerprint identification products includes products which can be deployed in stand-alone mode or as part of a larger application. BII has recently begun marketing the Veriprint 2100 for access control and time and attendance applications. This system has a variety of applications and is being used by the Venezuelan Legislature in verification terminals that allow members of the Chamber of Deputies and Senate, and their authorized surrogates, to vote electronically from their desks.

         Also recently introduced was the Veriprint 1100 Fingerprint Identification System. The Veriprint 1100 is a silicon sensor based system incorporating BII software. Applications include safeguarding Internet access, intranet access, local area networks, electronic commerce and other sensitive data applications.

         Many competitive products rely on Application Specific Integrated Circuit ("ASIC") technology which is less flexible than other technologies and can be harder to integrate with external applications. BII has developed a fully programmable device architecture which facilitates ease of integration with external original equipment manufacturers ("OEM") and value added retailers ("VAR"). A complete application software development kit has been constructed so that any VARs and integrators can easily interface their software with BII's products. The software is Windows 95/NT compatible and is provided in the form of a complete dynamic link library ("DLL"), allowing the user to customize all aspects of the BII product line such as, for example, using BII's hardware and alogrithms and the user's time and attendance software.

         BII was incorporated in 1995 as a subsidiary of Arete. To date, more than US$4,000,000 has been invested by Arete in BII for research and development and working capital. The audited Statement of Operations for BII's fiscal year ended December 31, 1997 shows revenues of US$494,000 and a net loss of US$1,332,000. The unaudited Statement of Operations for the eleven month period ended November 30, 1998 shows revenues of US$1,066,051 and a net loss of US$3,288,441. With the additional capital from the Company and from Arete, BII plans to increase its marketing and engineering efforts.

         BII has a total of 35 employees and consultants. (See Item 10 -- Management of BII).

         The Products

         BII's fingerprint identification system is small, versatile and inexpensive. To fully understand BII's products, BII's management has stated that it is necessary to see the improvements BII has made in two areas: verification (i.e., comparison and decision making) software and programmable network interface (hardware). Management of BII believes that verification software is the critical component in biometric devices. BII's software uses sophisticated algorithms resulting in accuracy and reliability while utilizing cost effective hardware.

         Many fingerprint verification software techniques involve the use of minutia points. The BII technique does not use individual points, but rather images the entire two dimensional ridge structure of the fingerprint. The print presented for comparison is processed so that differences between it and the stored template are corrected mathematically within program parameters. Distortion, dislocation, rotation, sensor noise, finger swelling and scarring are all compensated for as much as possible in the algorithm. Only after all of these compensatory techniques are performed, and the two print images still do not match, is the candidate print declared dissimilar to the template.

         Management of BII believes that BII's method of handling these potential distortions in the fingerprint is a key aspect of its technology. Distortion handling allows BII's products to identify and verify fingerprints over extended time horizons. Minutia-based systems often have problems in this area, and over time become increasingly unreliable as the minutia points on the fingerprint change over time. This unreliability can cause a requirement to re-enroll and also increase the probability of a false rejection.

         BII has integrated its fingerprint algorithms and software with newly introduced solid state technology and is presently working with the 5 major vendors, Veridicom, Inc. ("Veridicom"), ST Micro, CSF Thomson, Siemens, and Authentic. Management of BII believes that BII was the first company to complete this integration into a self-contained system the size of a business card. BII's management believes that many of the other biometric companies like Identix, Inc., Identicator Technology ("Identicator"), and Sony Corp. ("Sony") may take longer to integrate their products given their ASIC approach which typically represents software frozen into silicon. Management of BII believes that the flexibility and programmable design of its products is a key area of BII's technology.

         BII has also completed product integration with a number of other manufacturers including Radionics, Inc. ("Radionics"), Westinghouse Security Electronics ("Westinghouse"), Chubb Security, Simplex, Northern Computer and Apollo. Management of BII is currently in discussion with many other companies with the intention of integrating their products.

         BII's Veriprint 2100, is a complete system consisting of a processor, scanner, terminal and BII's proprietary patent pending software. The Veriprint 2100 is a self-contained system geared toward applications such as time and attendance and access control. To date, over 2,000 Veriprint 2100's have been installed in customer locations. This product sells for less than US$900 retail.

         BII released its second product, the Veriprint 1100, in June 1998. The Veriprint 1100 is a desktop fingerprint verification system that uses the computer's processor/memory and is designed to integrate for PC or network security applications. This product sells for less than US$340 retail.

         BII hopes to introduce the Veriprint 1500 in the second quarter of 1999. The Veriprint 1500 is to be a hybrid of the Veriprint 1100 and the Veriprint 2100. The Veriprint 1500 will contain a limited amount of storage for the fingerprint templates. Additionally, BII expects that it will generate revenues from the license of its proprietary fingerprint algorithms to large OEM's in such areas as: smart card technology, electronic commerce and computer equipment.

         BII has developed a fully programmable device architecture which facilitates ease of integration with external OEM and VAR applications, in contrast to competitive products which rely on ASIC technology. Again, BII's management believes that ASIC technology is less flexible than other technologies and can be harder to integrate with external applications. BII's management believes that this is a significant advantage for BII in its marketing efforts.

         BII has developed a complete application software development kit so that VARs and integrators can easily integrate their products with BII's products. BII's software, which is Windows 95/NT compatible and is provided in the form of a complete DLL, allows the user to customize a number of aspects of the BII product lines.

         Management of BII believes that its fingerprint verification software is one of the best in the industry (less than 1 per thousand false positive and less than 1 per thousand false negative). It has one touch enrollment (less than 5 seconds), relatively fast response time (less than 1 second), and has a programmable architecture which allows rapid integration with the end applications of OEMs and VARs.

         In 1997, BII introduced its first Biometric fingerprint product based on optical sensor technology, and recently introduced its second generation optical device in October, 1998. There are over 2,000 units installed in various sites around the world. Additionally, BII believes it has become an acknowledged expert on "silicon chip" based fingerprint sensor technology which appears to be the next generation sensor, replacing optics over time. BII has a "virtual manufacturing" strategy pursuant to which BII utilizes sub-contractors to assemble parts. BII has also established a strategic relationship with PrimeTech, an ISO 9000 qualified manufacturer, and BII has developed three major products:

1. Veriprint 2100 Optical Terminal ("V2100") - Complete biometric terminal with case, keypad and LED screen.

- The V2100 is presently an "optically based sensor" product. BII hopes to achieve "silicon sensor" integration during 1999 which is superior to an optically based sensor product because through the use of silicon, the product can be made much smaller.

- The V2100 sells for approximately US$800 to US$900. The V2100 has been in existence for over one year and there are approximately 2,000 already deployed for time and attendance and access control applications.

2.   Veriprint 1100 Silicon Sensor, Integration Component ("V1100").

- The V1100 integration component features what BII believes to be the first ever use of "silicon sensor" technology in a self-contained fingerprint system.

- The V1100 is very small and provides a form factor which can be easily integrated into OEM products (readers, keyboards, etc.). This product is smaller than a business card and no thicker than a half dollar.

- The V1100 features on board verification and template storage for fingerprint data from up to 1500 people and on-board Programmable Digital Signal Processor.

3. BII Fingerprint Software Suite - Crucial component, featuring a new decision algorithm "Ridge Recognition" and a complete software Suite for the operation and management of a fingerprint biometric system. This suite features the following:

- Ridge Recognition Algorithm - BII's "patent pending" fingerprint verification algorithm. BII believes that recognition algorithm is the key decision engine for a biometric system and a crucial area of competitive advantage for BII. BII has developed what it believes is an entirely new approach to fingerprint recognition focusing on ridge patterns instead of minutia.

- Fake Finger Detection - BII believes that a crucial issue for biometric systems is their ability to respond to challenges to security. BII believes it has developed a technology solution which can detect a latex/rubber fake finger. To date, BII believes this program is unique and will provide significant advantage in the field.

- Other Features of the Suite - Encryption, "One to Many" (which utilizes a data base search) and Application Software Interface.

         Market for Products

         Biometrics is the use of unique physiological traits or behaviors to distinguish one person from another. The industry started with forensic applications using fingerprints for law enforcement and government security applications. In the last 30 years, electronic fingerprinting has evolved as an alternative storage and retrieval medium to paper and ink.

         Today, biometrics is a US$500 million industry (Yankee Group, 1995 Study), and a US$1 billion market if one includes sales of related computer systems (Benjamin Miller, Editor, Personal Identification News). The biometric industry can be divided into the following major types: face recognition, hand geometry, iris/retina scanning, voice print, signature recognition and fingerprint scanning. Of these options, BII's management believes that the fingerprint scanning option is the most widely accepted.

         Face recognition is a relatively inexpensive option and is considered easy to use. However, management of BII believes that face recognition can be considered intrusive, may be subject to physical conditions such as available light which affect function and usually has a large template size. Face recognition has been used in governmental applications in the U.S., such as in welfare agencies and the departments of motor vehicles. Historically, face recognition has been a very small portion of the private biometric marketplace.

         Hand geometry systems are moderately expensive biometric solutions. Hand geometry was one of the earliest biometric approaches because it was considered relatively easy to use. Conversely, BII's management believes that hand geometry is generally considered slow and less accurate than fingerprint scanning. In management's view, the equipment utilized in hand geometry systems is relatively large and in many cases easily vandalized. Management of BII believes that over time hand geometry will decrease in market importance as fingerprint technology continues to improve.

         BII's management believes that iris/retina scanning systems are accurate biometric solutions and have been used in very high security applications such as nuclear power plants. This option is fairly expensive to implement and suffers from user acceptance issues. BII is aware of numerous banks which have recently been evaluating this option for their automated teller machine ("ATM") security. ATMs are an example of a system which, in BII's management's view, could justify a high cost per installation. BII's management believes that consumer acceptance is still a very open issue and that in the long run, this biometric option is not anticipated to grow substantially.

         Voice recognition systems are relatively inexpensive and have been applied in remote access applications such as remote banking. However, BII's management believes that voice recognition is slow in application and can be affected by physical condition or emotional state.

         Signature recognition systems are relatively inexpensive and have been used primarily in document processing applications in both the financial and insurance industries, as well as government applications. However, BII's management believes that the accuracy of signature recognition systems can be affected by emotional or physical condition and their overall accuracy has been questioned.

         BII's management believes that the fingerprint identification segment is the largest and most widely accepted method of biometric identification. BII has prepared its business plan on the assumption that the fingerprint identification segment will experience considerable growth as applications are developed (access control, network security, electronic commerce, etc.) which match up well with the characteristics of this option. BII's management believes that there is considerable investment being made in this area and, with chip options becoming available, the ability of this segment to improve price and overall function is being greatly increased. Fingerprint identification systems are considered by BII's management to be very accurate and the cost to deploy the application is believed to be decreasing in line with broad market needs. Management believes that fingerprint identification technology has historically suffered from inaccuracy and problems with false rejections and acceptances and that consumer acceptance of this option is crucial to long term market growth.

         BII's management believes that there are many biometric applications for electronic fingerprint devices with long term prospects, including point of sale devices, electronic commerce and inter/intranet security. BII's management believes that certain of the major credit card companies are exploring the use of fingerprint identification technology using "open systems" which require complex solutions because there are many members and multiple locations. In BII's management's view, closed systems, where there are a finite number of users and the database can be stored locally, are more easily and affordably solvable today. Therefore, BII's management is focusing on closed system commercial applications which it believes have the most market potential in the short term (one to two years). These include time and attendance, access control and the network security markets.

         Biometrics, specifically hand geometry and fingerprint, have been deployed in the time and attendance market for several years. To date, the performance errors of the early devices and relatively high price has limited the introduction of biometrics in a major way into this market. Recent advances in fingerprint biometrics have given this market a solution with price and performance characteristics which are allowing players in the market to actively launch biometrics applications in 1998/1999. Based on BII's discussion with some of the largest time and attendance companies in the U.S., BII believes that a significant portion of this market will begin using biometric products.

         One of the primary motivators for the deployment of biometrics in this market is the reduction of fraud associated with "buddy punching" (clocking in and out for an absent co-worker). According to market researcher Frost and Sullivan (1997, World Biometrics Market), companies lose over US$l billion every year because of this problem. Buddy punching is relatively easy because cards and person identification numbers ("PINs") are not intrinsically linked to the card holder. Biometric information can also be interfaced with a company's payroll and productivity systems and can present data in a more accurate, secure and efficient fashion.

         The physical security market can be divided into three broad segments: perimeter security, internal security and access control. According to Frost and Sullivan (1997), in the U.S. this market generated revenues of over US$2 billion in 1997. The largest segment of the physical security market is the "electronic access control" segment which was estimated at US$750 million in 1997. To date, the introduction of biometric devices in this market has been limited, given the overall size of this marketplace, largely due to cost and functionality. The electronic access control market is dominated by card and proximity reader devices placed on entries to control and limit access.

         Based upon BII's discussions at trade shows and with access control companies, it appears that if biometric solutions could approach the cost level of card and proximity reader devices, then a biometric solution might start to become a primary application, rather than a niche application. BII has designed its Veriprint 1500/2100 product line to meet these cost levels. Additionally, the administration of card reader systems is more complicated than a biometric solution due to the need to record and physically control the cards in card reader systems.

         The access control market is largely comprised of smaller regional access control companies combined with a selected number of larger companies. The larger companies include Card Key, Westinghouse, Amana Appliances and Radionics. BII has completed, or is in the process of completing, product integration with all of these companies except Card Key, which has not yet decided to adopt biometrics. BII's management believes that biometrics makes sense in this market segment as PIN codes, keys and slide cards can get lost or stolen and may be problematic in the event of personnel turnover. Applications for access control are diverse and include corporate offices, sensitive government locations, law and other professional firms, hospitals, banks, correctional institutions, airports and educational institutions.

         BII's management believes that U.S. companies spend large amounts of funds annually on computer security for personal computers ("PCs"), networks and databases. In a recent survey of management information systems administrators by Frost and Sullivan (1997), 54% of the respondents said their company suffered a loss related to information security and disaster recovery. More than 25% of the respondents experienced losses of nearly US$250,000. Recent trends and strategic decisions made by systems integrators and manufacturers in the computer industry imply a growing potential security market.

         A primary market application for biometrics is the protection of PC and network access (NT or Novell) through a mouse-like device (or eventually, as an integrated component into the computer/keyboard itself). This is a market opportunity for biometrics where interest appears to be increasing. BII believes that this is a market area where competitive products are surfacing.

         There are a significant number of PCs installed in corporations worldwide and connected to networks. As the network computer continues its penetration in the marketplace, the number of "network" connected units is expected to grow. These networked units include not only NT and/or Novell networks, but also units tied to a company's intranet.

         The network security market is expected by BII to be one of the largest of the biometric markets. BII believes that the installed base is extensive and the increasing reliance on computers, local and wide area networks, internet/intranets and extranets creates a potential pool of customers. The new network computer is geared for access to a central database (the 90's version of the mainframe) and increasingly it will be important to know exactly who is on the network.

         There are estimated to be over 40 million PCs in U.S. households (home offices, etc.), with approximately 7.5 million new PCs sold into the home market each year (U.S. Consumer Electronic Association). BII does not expect the home PC market to be as large a market as the corporate marketplace. However, protection of the home PC and its information is expected to increase as people become increasingly electronically focused. As with other new technologies, the proving grounds for biometrics will be in the corporate marketplace. As these devices achieve acceptance, BII believes that it is reasonable to expect that over time these products will deploy in the home market and that retail distribution will be achieved.

         BII is presently working with Radionics, integrating BII biometrics into their access control and intrusion systems. Radionics is one of the largest home security companies in the United States.

         In U.S. government applications, public agencies use biometrics to verify the identity of persons who wish to receive a service from the agency or pass through an application process. Examples include welfare agencies, departments of motor vehicles, and the U.S. Immigration and Naturalization Service. BII believes that there is interest in this area from governments due to concerns about fraud.

         Marketing Plan

         BII's goal is to become an industry leader in the market for speed-dependent, closed system commercial verification applications such as time and attendance and access control. BII intends to position itself strategically to compete in the long term through strategic alliances with various companies in the industry. By providing quality fingerprint technology in the time and attendance and access control markets, BII intends to forge a solid reputation and list of references which can be leveraged as it competes for longer term, strategic markets.

         BII has defined its target markets, being the time and attendance and access control markets. In each of these markets, BII has focused on key customers and actively sought alliances. In BII's view, the alliance process involves one of validating technology. Once the alliance has been created, the next step would be for BII to work together with its allies to integrate their products. This integration process is time consuming and expensive.

         In competitive comparisons, BII believes its product has performed favorably. BII believes that this favorable performance, combined with aggressive pricing, has enabled it to be effective in securing relationships with several large companies. Once the integration process is complete, BII hopes that the OEMs will then introduce its products into their distribution channels.

         BII has been executing its sales strategy through its sales team and has been actively marketing its product since September of 1997. In this time, it has developed a list of alliances that includes Westinghouse, Panasonic (Matsushita Electric Corporation of America), Radionics, Veridicom and Kronos Incorporated ("Kronos").

         BII is targeting both large and small companies. In its view, the larger companies offer long term sales potential. By comparison, the innovative smaller VARs and OEMs are more often the first to adopt new technologies and create early stage demand from consumers. In BII's view, these early adopters take business from industry leaders which creates incentive for the big companies to follow suit. BII is also going to target systems integrators and large consulting firms that thrive on introducing new technologies to their customers.

         In BII's experience, the sales/adoption cycle for integration of a biometric solution into VAR/OEM end applications varies, but is approximately four to six months.

         To date, BII has focused on the time and attendance and access control markets where biometric solutions are actively being sought and the ability to generate sales revenues is immediate. During 1999, it will expand its marketing efforts to include direct contact with financial institutions, smart and credit card companies, electronic commerce and computer equipment companies where interest in biometrics is growing, but the creation of significant sales revenue is not expected in the near future. BII would like to leverage relationships in both Silicon Valley and financial markets to create a "business development" approach which is respected and has impact. From BII's perspective, solutions in the electronic commerce and financial transaction areas will occur in an alliance situation with important players.

         In June of 1998, BII introduced its Veriprint 1000 product line. This product has a package size smaller than a computer mouse and is targeted at the NT network security, electronic commerce and PC security marketplaces. BII has received interest in this product line from VARs and OEMs such as Westinghouse, Radionics and Kronos. BII hopes that this product will open up new marketplaces for BII in the general computer/data network marketplace where corporations and/or institutions want to increase the protection of confidential information. Actual market applications which BII is presently pursuing with potential customers include security for NT networks and patient record security at hospitals.

         BII intends to launch an aggressive marketing campaign focusing on landing high profile accounts to generate more publicity. BII believes that it needs to match its technological abilities with aggressive high level publicity and marketing. Additionally, BII attends trade shows to showcase its products, such as the Card Tech Security Trade Show.

         BII has a website for general customer information at www.biometricID.com.

         BII has retained a small marketing company located in the United Kingdom as a representative for BII in the European market area. In BII's view, the European market provides another marketing possibility for BII. BII would like to secure several sales representatives to assist BII in introducing its products into the European and Asian marketplaces.

         Research and Development Plan

         BII's management believes that the development of a self-contained fingerprint verification unit requires expertise in three primary areas: signal processing and detector development, software engineering and parallel processing. The Veriprint research and development team at Arete is qualified in all three of these technical fields. Arete is an applied research corporation with over 20 years of experience and more than 140 staff members skilled in electro-optics, image processing and analysis, algorithm design and software development. Arete has obtained the recognition of the technical community through an integration of scientific knowledge and advanced sensor systems expertise. Arete's original focus was oceanographic research and remote sensing, but expanded to encompass development and implementation of real-time processors, design and analysis of active and passive optical sensors, and formulation of sophisticated likelihood-based detection algorithms.

         The Tucson, Arizona office of Arete is Arete's primary location for active and passive electro-optic remote sensing. This office has been involved in the development, optimization and evaluation of advanced high resolution sensors for shallow water imaging applications. BII has stated that particular areas of expertise include receiver development, real-time processing, field test evaluation, performance assessment, physical modeling and data analysis.

         The staff scientists at Arete developed the fingerprint verification algorithm. The algorithm was designed to exploit all of the significant information contained within the fingerprint. Unlike the majority of algorithms on the market which use only a small fraction of the image, referred to as the minutia, the Veriprint algorithm exploits the entire ridge pattern. In BII's view, the "full print" approach should be more accurate and more stable over time.

         Because of the overall sophistication of the algorithms and parallel processing technologies used within the Veriprint unit, the software development effort requires experience in real-time signal processing, digital signal processor-based parallel processing methodologies, microprocessor-based coding and stringent adherence to software engineering principles. Arete's experience in implementation and assessment of real-time advanced sensor systems provides the necessary background to perform this software development.

         BII intends to aggressively develop a suite of fingerprint software products leveraging its ridge recognition algorithms as the primary element. This software suite will be marketed to large information technology companies working to create a software standard. Future research and development work will focus on:

- V-1100 - the design and production of a new V-1100 chip which will have template storage on the chip as well and the ability for the unit to perform verification.

- V-1500 - product development - the unit will incorporate a second board which will provide additional functions, such as ethernet connection, multiple communication paths, additional memory and built-in Weigand capability ("Weigand" is a primitive computer language used for inter-computer communications). Weigand capability is important for the access control market.

         Competition

         There appear to be dozens of biometric companies in the business or publicizing that they are entering the biometric industry. BII believes that it is only reasonable to expect that as market opportunities start to materialize, competition will increase. In analyzing the current competitive landscape, BII believes that the majority of the new companies entering the market are focused in the areas of PC and NT network security and the financial transaction areas (smart card and electronic commerce). BII believes that the majority of its competitors are leveraging "minutia"-based algorithms, either of their own creation or licensed from another company. BII believes that its two-dimensional ridge approach with distortion handling is superior for this market-place.

         BII is developing a product line which will allow it to target several key market segments. The Veriprint 2100 and the upcoming Veriprint 1500 will be marketed to the access control and time and attendance markets. In BII's experience, there is aggressive activity by participants in these markets and a growing, forming marketplace.

         There are also markets where an end consumer identity is not important as BII integrates with OEM and VAR applications. BII believes that function, ease of integration and price drive these markets. BII has developed its Veriprint 1100 to compete in the PC network, information technology and financial transaction areas. BII expects that this is where it will face the bulk of its competition.

         The PC network security market is starting to develop and appears to be ahead of the electronic commerce and point of sale/electronic commerce transaction marketplace, which will take time to put together a solution which works for all involved. In the early stage of electronic commerce, the stand-alone mouse-like product will be a key component, adding functionality to existing installed PCs. In the long run, electronic commerce and security functionality could be integrated into a key board or a lap top and be as common as a mouse is today. These markets appear to be wide open.

         To BII's knowledge, to date there are two companies, Identix, Inc. and Recognition Systems, Inc., who have been the early players in the biometric market area. It is against these companies that BII believes it will be primarily competing in the time and attendance and access control marketplaces.

         Identix, Inc. is a 15 year old company based in Sunnyvale, California, with a strong presence in the law enforcement market, and a growing presence in access/control. It is a public company with US$79 million in annual revenue and uses fingerprint identification. Most of the business comes from the law enforcement segment. Identix appears to have strong marketing ties and an established track record, as reflected by its recent joint venture with Oracle, the largest database company in the world.

         Recognition Systems, Inc. is a private company based in Campbell, California, that uses hand geometry and concentrates on the commercial market. While this technology is less sophisticated than fingerprint technology (with larger databases they will have duplication because hand geometry is less unique), the company offers a solution that is considered flexible and programmable. The ten year old company produced the biometric system for access to the Olympic Village in Atlanta, Georgia.

         Another fingerprint identification competitor is Mytec Technologies ("Mytec") based in Ontario, Canada. Mytec specializes in the access control market. It is publicly held with annual sales to June, 1998 of more than $10 million, mostly in alarm monitoring and response. Its subsidiary, Counterforce, monitors security alarms and has approximately 33,000 accounts. The company focuses on niche markets such as database and medical record access, rather than mainstream access markets, so that it can leverage its encryption technology. Mytec has announced strategic alliances with Compaq Computer and Casinoworld.

         A number of other competitors of BII largely focus on PC network security and financial/electronic commerce marketplaces. One of these, The National Registry, is a public company which has been in the news frequently and has strategic alliances with Key Tronic Corp., which designs and manufactures keyboards, and Unisys Corp. Based in St. Petersburg, Florida, The National Registry is focusing on fingerprint technology for mass market computer station applications.

         Digital Personna is a privately-held relatively new company located in Redwood City, California which will be introducing a unit focused on PC/NT and electronic commerce marketplace. Digital Personna also appears to be focused on the consumer marketplace.

         American Biometric Company is a privately held company and has recently introduced the "BioMouse". The BioMouse is a peripheral device which attaches to the serial port and is focused on PC and NT security. It has been on the market for only a short time. The BioMouse is optically based, utilizing a minutia-based algorithm.

         Sony has introduced a fingerprint identification unit focused on PC and NT security. The Sony unit is optically based utilizing minutia-based algorithms. BII understands from Veridicom that Sony may integrate with its chip.

         Additionally, there are several other companies in the PC/NT security market such as Identicator, Digital Biometrics, Inc., FingerMatrix, Inc., and Printrak International, Inc. These companies are mostly start-ups or established forensic companies now entering the commercial market.

         Patents, Trademarks, and Copyrights

         Arete has provided an exclusive license to BII for its five pending patents in fingerprint sensing and algorithms. The patent applications have been filed during the past three years with the U.S. patent office and three have proceeded to filings under the Patent Cooperation Treaty. Of these, one has proceeded to national stage filings in Brazil, Japan and Canada, and with the European Patent Office. Effective, January 8, 1999, a patent on key technology elements of ridge recognition is in the process of being issued in the United States.

RISK FACTORS

         The Company's business now consists primarily of its investment in BII (See "Business of the Company"). Therefore, an investment in the shares of the Company is subject to, primarily, the risks associated with BII's business. The risks inherent to BII's business may be summarized as follows:

Uncertainty of Market Acceptance and Development

         Substantially all of BII's product revenues to date have been, and for the foreseeable future are anticipated to be, derived from biometric identity verification ("Bio-ID") products and biometric imaging products. These products represent new technologies, which have not yet gained widespread commercial acceptance. In particular, Bio-ID products represent a new approach to identity verification, which has only been used in limited applications to date. The expansion of the market for BII's products depends on a number of factors, including the cost and reliability of BII's products and products of competitors, customers' perception of the benefits of these products, public perceptions of the intrusiveness of these products and the manner in which agencies are using the fingerprint information collected, public confidence as to protection of private information, customers' satisfaction with BII's products and publicity regarding these products. Public objections have been raised as to the use of biometric products for some applications on civil liberties grounds.

         BII's future success is dependent upon the development and expansion of markets for Bio-ID products and biometric imaging products both domestically and internationally. In addition, even if markets develop for Bio-ID products and additional markets develop for biometric imaging products, there can be no assurance that BII's products will gain wide market acceptance in these markets. A number of factors may limit the market acceptance of BII's products, including the performance and price of BII's products compared to competitive products or technologies, the practicalities of developing the infrastructure necessary to support certain Bio-ID applications such as ATMs and point-of-sale applications, the nature of technological innovations and new product development activities by BII and its competitors, and the extent of marketing efforts by BII's collaborators or partners. If the markets for BII's products fail to develop or develop more slowly than anticipated or if BII's Bio-ID products fail to gain wide market acceptance, or biometric imaging products lose market share, BII's business, financial condition and results of operations would be materially and adversely affected.

Risks of Competition and Rapid Technological Change

         The markets for Bio-ID products and biometric imaging systems are extremely competitive and are characterized by rapid technological change, as a result of technical developments exploited by competitors, the changing technical needs of customers, and frequent introductions of new features. BII expects competition to increase as other companies introduce additional and more competitive products. In order to compete effectively in this environment, BII must continually be able to develop and market new and enhanced products and market those products at competitive prices.

         There can be no assurance that BII will be able to make the technological advances necessary to compete successfully in its products business. Some of BII's present and potential competitors have financial, marketing and research resources substantially greater than those of BII. Existing and new competitors may enter or expand their efforts in BII's product markets, or develop new products to compete against BII products. No assurance can be given that BII's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features or that new products or technologies will not render obsolete the products of BII.

Dependency  on New Products and Risks of Rapid Innovation

         BII's future success will depend upon its ability to address the needs of the market by enhancing its current products and by developing and introducing new products on a timely basis that keep pace with technological developments and emerging industry standards, respond to evolving customer requirements and achieve market acceptance. The development of new, technologically-advanced products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. Any failure by BII to anticipate or adequately respond to technological developments or end user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue.

         There can be no assurance that BII will be successful in developing and marketing product enhancements or new products on a timely basis if at all, that BII will not experience difficulties that could delay or prevent the successful development, introduction and sale of these products, or that any of its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If BII is unable, for technological or any other reason, to develop, introduce and sell its products in a timely manner, BII's business, financial condition and results of operations would be materially and adversely affected.

Inability to Establish Strategic Relationships for Product Distribution

         BII's strategy for the distribution of certain of its products requires entering into various strategic relationships with OEMs, systems integrators and resellers. Some of these relationships are formalized in agreements; however, such agreements may often be terminated with little or no notice, and subject to periodic amendment. Although BII believes that the OEMs, systems integrators and resellers with which it works have an economic motivation to promote or use BII's products, the amount and timing of resources to be devoted to these activities are not within the control of BII. There can be no assurance that such parties will actively promote BII's products or pursue installations which use BII equipment, that any distribution or other arrangements with BII will not be terminated or renegotiated or that BII will derive any revenues from such arrangements. BII intends to continue to seek strategic relationships to distribute and sell certain of its products. There can be no assurance that BII will be able to negotiate acceptable strategic relationships in the future or that current or future strategic relationships will be successful.

Risk of Product Defects and Failure to Meet Performance Criteria

         Complex products such as those offered by BII may contain undetected or unresolved defects or may fail initially to meet customers' performance criteria when first introduced or as new versions are released. There can be no assurance that, despite testing by BII, defects or performance flaws will not be found in new products or new versions of products following commercial release or that performance failures will not result, causing loss of market share, delay in or loss of market acceptance, additional warranty expense or product recall. In addition, the failure of products to meet performance criteria could result in delays in recognition of revenue and higher operating expenses during the period required to correct such defects. There is a risk that for unforeseen reasons BII may be required to repair or replace a substantial number of products in use or to reimburse persons for products that fail to work or meet strict performance criteria. Any such occurrence could have a material adverse effect on BII's business, financial condition and results of operations.

Uncertainty of Protection of Proprietary Technology

         BII's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. BII principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of BII's products business will depend in part on its proprietary technology and BII's protection of such technology. BII holds United States and foreign patents covering certain of its products and technologies and has other patent applications pending.

         No assurance can be given that the claims allowed on any patents held by BII will be sufficiently broad to protect BII's technology. In addition, no assurance can be given that any patents issued to BII will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to BII. The loss of patent protection on BII's technology or the circumvention of its patent protection by competitors could have a material adverse effect on BII's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by BII will result in issued patents with the scope of the claims sought by BII, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others.

         In addition, there can be no assurance that others will not independently develop proprietary technologies and processes, which are the same as, substantially equivalent or superior to those of BII. Further, there can be no assurance that BII has not or will not infringe on prior or future patents owned by others, that BII will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to BII, or that such licenses will be available to BII, if at all, on terms acceptable to BII. Litigation, which could result in substantial cost to BII and diversion of management attention, may also be necessary to enforce any patents issued to BII or to determine the scope and validity, of other parties' proprietary rights.

         BII also relies on trade secrets and proprietary know-how which it seeks to protect by confidentiality agreements with its employees and consultants and with third parties. There can be no assurance that these agreements will not be breached, that BII will have adequate remedies for any breach, or that its trade secrets and proprietary know-how will not otherwise become known or be independently discovered by others. See "Patents, Trademarks and Copyrights".

Dependence on Key Personnel

         BII's success will depend upon its ability to retain its current senior management team and key technical, marketing and sales personnel and its ability to identify, attract and retain additional highly qualified personnel. The BII's employees may voluntarily terminate their employment with BII at any time, and competition for qualified employees, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out BII's strategy is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the BII's business, financial condition and results of operations. As BII is also dependent on relationships it has developed with the staff of Arete Associates, any breakdown of these relationships could also have a similar material adverse effect.

Applicability of Company Management's Expertise

         The expertise and experience of the Company's management is principally in the resource exploration and development industry. As such, at least in the immediate future, the Company's management must rely to a large extent upon the expertise and experience of BII's management.

Risk of Year 2000 Noncompliant Systems

         The year 2000 issue is a general term used to refer to certain business implications of the arrival of the new millennium. In simple terms, these implications arise largely because it has been normal practice for computer hardware and software to use only two digits rather than four to record the year in date fields. On January 1, 2000, when the year is designated as "00", many computer systems could either fail completely or create erroneous data as a result of misinterpretation of the year. In some cases, date sensitive systems may begin to fail prior to January 1, 2000. The results of failures may range from relatively minor processing inaccuracies to catastrophic system malfunctions. Failures may affect not only hardware and software used to process every day business information but also the imbedded computers that control plant machinery, robotics, office equipment, elevators and building climate and security systems.

         The Company does not anticipate that it will experience significant year 2000 issues, because it utilizes commercial programs and systems that are standard, Year 2000 compliant, business products. The Company is in the process of contacting its principal suppliers to make sure that they are also Year 2000 compliant and anticipates that it will have completed its assessment of suppliers by the third quarter of 1999.

         The Company has asked BII to evaluate the products and services that BII offers, as well as its information technology infrastructure, to determine whether BII or its customers may have exposure to Year 2000 problems, and to make inquiries of BII's key suppliers, to determine their readiness with respect to Year 2000 problems.

remains at risk of disruption to its business, however, if Year 2000 problems are experienced by BII's customers, suppliers, systems integrators, OEMs or other third parties upon which BII is dependent for the conduct of its business.

         The Year 2000 problem is pervasive and complex and there can be no assurance that the Company and BII have been or will be able to identify all of the Year 2000 issues that may affect their products, services or internal computer systems, or that any remedial efforts undertaken by the Company and BII will adequately address any potential Year 2000 problems.

Risk of Monetary Exchange Rate Fluctuation

         The profitability of BII and the Company may be adversely affected by fluctuations in the rate of exchange of Canadian dollars into U.S. dollars. Neither BII nor the Company typically has the capital available to take steps to hedge against currency fluctuations.

Credit Risks Related to Investment in Convertible Debentures of BII

         The Company's business now consists only of its investment in convertible debentures issued by BII, a U.S. development stage company. These convertible debentures are unsecured and do not provide for regular payments of principal or interest to the Company. Until the Company exercises its rights of conversion under the convertible debentures, the Company will not have the voting and other rights provided to the shareholders of BII through their shareholdings. The Company does not have any control over the shareholders or the Board of Directors of BII.

Risk of Failure to Meet Future Capital Needs

         As growing businesses, both the Company and BII typically need more capital than they have available to them or can expect to generate through the sale of their products. In the past, both the Company and BII have had to raise, by way of debt and equity financing, considerable funds to meet their capital needs. BII has been operating at a substantial deficit and has substantial monthly expenses which are expected to grow as BII expands. There is no guarantee that the Company or BII will be able to continue to raise funds needed for their business. Failure to raise the necessary funds in a timely fashion will limit both the Company's and BII's growth. The initial funds advanced by the Company to BII will not be sufficient to maintain BII's solvency for any significant period of time. Further, if the Company is not able to provide additional capital for BII, the Company's interest in BII may be diluted if BII seeks additional equity financing from other sources.

Dividends

         The Company has not paid dividends in the past and does not anticipate paying dividends in the near future. See "Dividend Record and Policy".

Conflict of Interest

         Certain officers and directors of the Company may hereafter become associated with other technology companies that acquire interests in various technologies. Such associations could give rise to conflicts of interest from time to time. The directors of the Company are required by law, however, to act honestly and in good faith with a view to the best interests of the Company and its shareholders, and to disclose any personal interest which they may have in any material transaction which is proposed to be entered into with the Company and to abstain from voting as a director for the approval of any such transaction. Certain transactions may also require shareholder approval under applicable law or the rules of the Vancouver Stock Exchange.

ITEM 2   PROPERTIES

         The Company occupies approximately 2,300 square feet of leased space at Suite 1940, 400 Burrard Street, Vancouver, British Columbia under a lease expiring October 31, 2000. A total of four employees of the Company operate out of its Vancouver, British Columbia office.

         BII occupies two administration offices in California, an engineering office in Tucson, Arizona and sales offices in Dayton, Ohio and London, England.

         BII's California offices occupy a total of approximately 4,200 square feet and are located at 5000 Van Nuys Blvd., Sherman Oaks, California and 324 E-11th Street, Tracy, California. A total of 25 employees and consultants operate out of the California offices. A total of 10 employees and consultants operate out of the Arizona, Ohio, and London offices.

ITEM 3   LEGAL PROCEEDINGS

         Other than as disclosed below, no material legal proceedings are pending to which the Company is a party or of which any of its properties is subject.

         Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), the Company continued into the State of Wyoming (the "Continuation"), where it is now governed by the Wyoming Business Corporations Act. The Company's management has subsequently determined that the Company should continue back to British Columbia. In order to solicit shareholder approval for such continuation, the Company filed on March 5, 1999, as required by the Securities Exchange Act of 1934 (the "Exchange Act"), a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") which was reviewed by the staff (the "Staff") of the SEC in accordance with rules promulgated under the Exchange Act. Based on such review, the Staff informally advised the Company that the Staff believes that the original Continuation was an event that would have required, under the Securities Act of 1933 (the "Act"), the filing of a registration statement with the SEC. The Staff further advised that it would consider arguments that registration was not so required. The Company has requested its special counsel for U.S. securities matters ("U.S. Counsel") to conduct further analysis in response to the Staff's advice. Following such analysis U.S. Counsel concluded that there are substantial arguments that under applicable law the effectuation of the Continuation should not have required the filing of a registration statement. Upon request of the Company, U.S. Counsel prepared a written submission, dated march 19, 1999, to present these arguments to the Staff.

         In response to this submission, on March 25, 1999, the Staff orally advised the Company's U.S. Counsel that the Staff was maintaining its original position that the Continuation required registration under the Act. The Company is currently evaluating its options to resolve this matter. One option would be for the Company to file a registration statement under the Securities Act for an "offer in rescission" (the "Registration Statement") in connection with the shares deemed to have been offered in connection with the Continuation. In that event, during the period between the Continuation and the effective date of the Registration Statement (effectiveness occurring only after the Company has successfully responded to all comments of the Staff regarding the Registration Statement, including possibly in an amendment thereto) persons who were U.S. shareholders at the time of the Continuation may have common law remedies for a possible violation of the registration requirement under the Securities Act. The exposure of the Company in that event is difficult to quantify because such U.S. shareholders were provided their statutory right of dissent under the Company Act (British Columbia) to be paid the fair market value of their shares if they dissented from the Continuation. No U.S. or other holder of Company shares exercised such dissent right. Although the mechanics of effecting a rescission remain to be finally determined, should the Company decide to pursue this option, it is likely that U.S. holders of Company shares at the time of the Continuation would be offered the right to have their shares repurchased by the Company at their fair market value at the time of the Continuation.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 9, 1998, at an Extraordinary General Meeting, the shareholders of the Company voted to continue the Company in the state of Wyoming, to change the name of the Company to Biometric Security Corp., and to increase the Company's its authorized capital to an unlimited number of common shares. The shareholder vote for the continuance was 4,883,862 votes in favor, 24,226 votes against, and 440 abstentions. The shareholder vote for the name change was 4,895,524 votes in favor, 12,664 votes against, and 400 abstentions. The shareholder vote for the increase in common shares was 4,901,744 votes in favor, 6,824 votes against, and zero abstentions.

         Effective November 10, 1998, the change of name and continuance of the Company in the state of Wyoming had been completed. Effective November 12, 1998, the increase of the Company's authorized capital to an unlimited number of common shares had taken place.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common shares (the "Common Shares") of the Company are quoted for trading on the Vancouver Stock Exchange (the "VSE") under the symbol "BMS". As of March 15, 1999, there were 32,501,078 Common Shares issued and outstanding. The following table sets out the range of high and low closing prices as reported on the Vancouver Stock Exchange for the fiscal periods indicated:

          -------------------------------------------------------------------------------
                                                           HIGH           LOW
                                                           (Cdn. $)       (Cdn. $)
          -------------------------------------------------------------------------------
          Fiscal Year ended Dec. 31, 1997
          -------------------------------------------------------------------------------
          First Quarter                                    1.15           1.05
          -------------------------------------------------------------------------------
          Second Quarter                                   0.86           0.50
          -------------------------------------------------------------------------------
          Third Quarter                                    0.46           0.30
          -------------------------------------------------------------------------------
          Fourth Quarter                                   0.33           0.27
          -------------------------------------------------------------------------------
          Fiscal Year ended Dec. 31, 1998
          -------------------------------------------------------------------------------
          First Quarter                                    0.27           0.16
          -------------------------------------------------------------------------------
          Second Quarter                                   0.52           0.18
          -------------------------------------------------------------------------------
          Third Quarter                                    0.36           0.16
          -------------------------------------------------------------------------------
          Fourth Quarter                                   0.25           0.18
          -------------------------------------------------------------------------------

         On March 15, 1999, the closing price of the Common Shares on the Vancouver Stock Exchange was $0.25.

         Dividend Record and Policy

         The Company has not paid any dividends since incorporation and it has no plans to pay dividends in the immediate future. The Company expects to retain any earnings to finance further growth and, when appropriate, retire debt. The directors of the Company will determine if and when dividends should be declared and paid in the future based on the Company's financial position at the relevant time. All of the common shares of the Company are entitled to an equal share in any dividends declared and paid.

         Private Placements During the Last Three Years

         For the Period Ended December 31, 1998

         On December 29, 1998, the Company offered 11,666,666 units (the "Units") to qualified investors at a price of $0.15 per Unit. Each Unit offered hereunder consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable for a period of two years from closing and will entitle the holder to purchase one common share at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. For this Offering, Goepel McDermid Inc. (the "Agent") acted as agent and placed 6,666,666 Units. The Company placed 5,000,000 Units directly. The Agent received a commission of 10% of the gross proceeds raised from its portion of the offering, which was paid in cash. As additional compensation, the Agent was granted a warrant to acquire up to that number of shares equal to 15% of the number of Units placed by it for a period of two years at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. The price of the Units was determined by the Company and the Agent with reference to the recent trading prices of the Company's common shares on the Vancouver Stock Exchange.

         The Offering commenced on December 29, 1998 and closed on January 29, 1999. The Company received $1,650,000 in net proceeds. None of the securities were offered or sold in the United States or to "U.S. persons" other than "distributors" (as such quoted terms are defined in Regulation S).

         On September 10, 1998, the Company completed a private placement of 660,000 units at $0.15 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share if purchased on or before September 10, 1999, or at a price of $0.17 per share if purchased from and including September 11, 1999 to September 10, 2000. The Company received $99,000 in cash proceeds.

         On May 15, 1998, the Company completed a private placement of 3,375,000 special warrants at a price of $0.15 per special warrant. Each special warrant is exchangeable, at no additional cost, into one common share and one non-transferable share purchase warrant that allows the holder to purchase one common share at a price of $0.15 per share if exercised within the first year and $0.17 per share if exercised within the second year. The Company received $506,250 in cash proceeds.

         For the Period Ended December 31, 1997

         In January 1997, the Company issued the 5,000,000 shares and 5,000,000 one-half share purchase warrants upon exercise of the 5,000,000 Special Warrants offered in October 1996 (and described below). 250,000 compensation options were also issued to the underwriter upon the exercise of 250,000 special compensation options. In addition, the net proceeds of $5,106,645 from the sale of Special Warrants, together with $39,286 in interest earned thereon, were released to the Company.

         For the Period Ended December 31, 1996

         On October 22, 1996, the Company completed the private placement of 5,000,000 Special Warrants at an issue price of $1.10 per Special Warrant. Each Special Warrant entitled the holder to acquire, without further consideration, one unit comprising one common share and one-half of a share purchase warrant, with each whole warrant entitling the holder to purchase one additional share at $1.30 per share for a two year period. The Company also granted the underwriters 250,000 special compensation options as partial compensation for the placement of the Special Warrants. Each special compensation option entitled the underwriter to acquire, without further consideration, one compensation option. Each compensation option is exercisable for one unit at a price of $1.10 per unit to January 31, 1999. Each unit consists of one common share and one-half of a share purchase warrant, with each whole warrant entitling the underwriter to purchase one additional share for $1.30 per share to January 31, 1999.

         On August 21, 1996 the Company entered into subscription agreements for the private placement of an aggregate of 1,400,000 units of the Company at a price of $1.10 per unit. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant entitling the holder to purchase an additional common share of the Company for a period of two years at a price of $1.25 per share. The Company received $1,540,000 in cash proceeds.

         On January 26, 1996, the Company entered into a subscription agreement with Federico Brown pursuant to which Mr. Brown purchased, by way of private placement, a total of 37,000 units of the Company at a price of $1.28 per unit. Each unit consisted of one common share of the Company and one non-transferable share purchase warrant to purchase an additional share of the Company for a period of two years at a price of $1.28 per share during the first year of the term and $1.47 per share during the second term. At the time of the private placement, Mr. Brown was an employee of the Company. The Company received $47,360 in cash proceeds.

         On February 20, 1996, the Vancouver Stock Exchange approved a private placement, announced on December 5, 1995, of 100,000 units of the Company at a price of $0.80 per unit. Daniel J. Kunz, at the time the President and a director of the Company, was the sole participant in the private placement. Each unit in the private placement consisted of one common share and one non-transferable share purchase warrant entitling Mr. Kunz to purchase a further common share of the Company for two years at a price of $0.80 per share during the first year and $0.92 per share during the second year.

PART II

ITEM 6   SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for each of the three fiscal years in the period ended December 31, 1998 and with respect to the consolidated balance sheets at December 31, 1998 and 1997, are derived from the

Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended December 31, 1995 and 1994, and balance sheet data at December 31, 1996, 1995 and 1994 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. (These financial statements, which included a note reconciling differences between U.S. and Canadian GAAP, were filed with the Company's Annual Reports on Form 20-F.)

         The following selected financial consolidated financial data should be read in conjunction with the consolidated financial statements for the Company and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

         As a result of the Company's Continuation into the State of Wyoming, the Company has adopted U.S. Generally Accepted Accounting Principles ("U.S. GAAP") and restated prior years figures to be in accordance with U.S. GAPP. As the functional currency of the Company is Canadian dollars, all amounts are in Canadian dollars.

                             (STATED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE DATA)
     ------------------------------------------------------------------------------------------------------------
     For the fiscal years ended Dec. 31,
                                                1998          1997           1996          1995         1994
     ------------------------------------------------------------------------------------------------------------
     Revenue                                     $159        $175             $102          $211         $36
     ------------------------------------------------------------------------------------------------------------
     Net income (loss)                       ($5,684)     ($2,200)        ($1,259)      ($1,142)      ($406)
     ------------------------------------------------------------------------------------------------------------
     Net income (loss) per share              ($0.30)     ($0.13)          ($0.14)       ($0.20)     ($0.10)
     ------------------------------------------------------------------------------------------------------------
     Working capital                             $10      $3,072            $6,369        $1,936      $1,846
     ------------------------------------------------------------------------------------------------------------
     Total assets                            $4,007       $8,274           $10,451        $2,721      $2,010
     ------------------------------------------------------------------------------------------------------------
     Total liabilities                          $299        $283              $571           $91        $143
     ------------------------------------------------------------------------------------------------------------
     Share capital                           $13,789      $12,388          $12,077        $3,567      $1,662
     ------------------------------------------------------------------------------------------------------------
     Retained earnings (deficit)            ($10,080)     ($4,397)        ($2,197)        ($937)        $204
     ------------------------------------------------------------------------------------------------------------

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         As noted above, the statements in this Annual Report on Form 10-K that relate to future plans, events or performance are forward-looking statements. Actual results could differ materially due to a variety of factors, including the factors described under "Risk Factors" and the other risks described in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Current Capital Resources and Liquidity

         Since inception, the Company's capital resources have been limited. Since cash generated from operations has been nominal, the Company has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. The Company has acquired the right to invest up to U.S. $5,000,000 into BII by way of the acquisition of convertible debentures (see Item 1 -- Business of the Company). As at December 31, 1998, the Company had invested U.S. $2,325,000 into BII, and invested an additional US$550,000 on January 29, 1999, leaving another U.S. $2,125,000 to possibly be invested in the future. As at December 31, 1998, the Company had working capital of approximately $10,478. In January 1999, the Company raised an additional $1,650,000 by way of the sale of shares of the Company, some of which was used to make the additional US$550,000 investment in BII. The Company's current working capital is not sufficient to make the rest of the investment in BII.

         Since the Company is unlikely to have cash flow in the near future, the Company will have to continue to rely upon equity and debt financing during such period. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms satisfactory to the Company. Other than in respect of the BII acquisition, the Company does not have any commitments for material capital expenditures over either the near or long term and none are presently contemplated over normal operating requirements.

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

Results of Operations

         A $0.30 loss per share in the fiscal year ended December 31, 1998 results from cash and short-term investment earnings of $159,118 less expenses of $1,250,578 and mineral property write-offs of $4,592,237. This is compared to a $0.13 loss per share in the fiscal year ended December 31, 1997 from cash and short-term investment earnings of $175,185, expenses of $759,182, and mineral property write-offs of $1,615,898.

         Administrative costs in 1998 increased 67% over 1997, primarily as a result of the Company incurring increased professional fees and finders fees.

Liquidity and Capital Resources

         Cash flow from operations has not to date satisfied all of the Company's operational requirements and cash commitments. The Company has not yet completed its capital budget and therefore cannot project accurately capital expenditures; however, with working capital of approximately $10,478 as at December 31, 1998, the Company does not presently have sufficient financial resources to acquire the remaining debentures in BII anticipated to be acquired pursuant to the agreement with BII. In the past, the Company relied on sales of debt and equity securities to meet its cash requirements to the extent that they exceeded cash flow from operations. If the Company cannot raise the necessary financing directly by way of debt, equity or other means, it may be forced to curtail its purchase of debentures of BII and its operating activities. At this time, the Company is seeking but does not have specific arrangements to obtain the necessary financing. There is no assurance that the Company will be successful in obtaining any such financing.

         During 1998, the Company completed a 3,375,000 unit private placement that raised proceeds of $506,250 and a 660,000 unit private placement that raised proceeds of $99,000. In addition, the Company raised $23,000 from the exercise of 100,000 stock options. The Company also issued 250,450 Common Shares at a deemed value of $75,135 for finders fees in connection with the BII debentures.

Balance Sheets

         Total cash and short-term investments at December 31, 1998 were $245,182 as compared to $3,330,110 at December 31, 1997 and working capital decreased to $10,478 as at December 31, 1998 compared to $3,072,259 as at December 31, 1997.

         As at December 31, 1998, a total of $3,637,219 (US$2,325,000)
including accrued interest of $79,989 had been invested in debentures of BII.

Subsequent Events

         Subsequent to December 31, 1998, the Company:

         a) Completed a Private Placement announced on December 29, 1998, which consisted of:

                  i) a best efforts brokered private placement of 6,666,666 units at $0.15 per unit for total proceeds of $1,000,000.

                  ii) a non-brokered private placement of 5,000,000 units at $0.15 per unit for total proceeds of $750,000.

                  Each unit consisted of one common share and one two-year, non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a 10% commission ($100,000) payable in cash and a two year broker's warrant exercisable into 1,000,000 shares of the Company. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

         b) Announced a $1,750,000 Private Placement, which is awaiting Canadian regulatory approval as of March 15, 1999. The private placement will consist of 11,666,666 units, brokered on a best efforts basis, at a price of $0.15 per unit for total proceeds of $1,750,000. Each unit will consist of one common share and one two-year non-transferable share purchase warrant. Each warrant will be exercisable at a price of $0.15 per share in the first year of and $0.17 per share in the second year. Remuneration to be paid to the broker for acting as agent will consist of a 10% commission payable in cash and a two year broker's warrant exercisable into shares of the Company not exceeding 15% of the number of units issued to investors pursuant to the private placements. The broker's warrants will be exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

         c)       Invested an additional US$550,000 in BII debentures.

         d) Announced an extraordinary general meeting to the shareholders of the Company to be held on April 12, 1999, at which time the shareholders would vote on the Company's proposal to continue to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting date was subsequently postponed and has not yet been rescheduled. (See Item 3 - Legal Proceedings regarding certain U.S. Securities matters and the Company's current plans to continue back to British Columbia.)

YEARS ENDED DECEMBER 31, 1997 AND 1996

Results of Operations

         A $0.13 loss per share in the fiscal year ended December 31, 1997 results from cash and short-term investment earnings of $175,185 less expenses of $759,182 and mineral property write-offs of $1,615,898. This is compared to a $0.14 loss per share in the fiscal year ended December 31, 1996 from cash and short-term investment earnings of $102,147, expenses of $826,609 and mineral property write-offs of $534,853.

         Administrative costs in 1997 decreased 13% over 1996 as a result of the Company cutting back promotional, travel, consultants and other costs.

Liquidity and Capital Resources

         During 1997, the Company completed a special warrant placement of 5,000,000 units that raised net proceeds of $5,106,645 (see 1996 liquidity and capital resources below) and raised $184,000 from the exercise of 200,000 warrants and $126,400 from the exercise of 120,000 options.

Balance Sheets

         Total cash and short-term investments at December 31, 1997 were $3,330,110 as compared to $1,742,133 (excluding $5,106,645 of cash in escrow) at December 31, 1996 and working capital decreased to $3,072,259 as at December 31, 1997 compared to $6,369,429 as at December 31, 1996.

         A total of $3,171,103 of mineral property costs were expended in Argentina and initially capitalized during 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Results of Operations

         A $0.14 loss per share in the fiscal year ended December 31, 1996 resulted from cash and short-term investment earnings of $102,147 less expenses of $826,609 and mineral property write-offs of $534,853. This is compared to a $0.20 loss per share in the fiscal year ended December 31, 1995 from cash and short-term investment earnings of $210,620, expenses of $606,230 and resource property write-downs of $746,371.

         Administrative costs of 1996 increased 36.4% over 1995 as a result of the Company's move to new office premises, the hiring of additional personnel, advertising, promotional, exploration and travel costs incurred to support the Company's mineral projects.

Liquidity and Capital Resources

         On October 22, 1996, the Company completed the private placement of 5,000,000 Special Warrants at an issue price of $1.10 per Special Warrant. Each Special Warrant entitled the holder to acquire, without further consideration, one unit comprising one common share and one-half of a share purchase warrant, with each whole warrant entitling the holder to purchase one additional share at $1.30 per share for a two year period. The proceeds from the sale of Special Warrants of

$5,106,645, net of commissions and other offering costs, were being held in escrow at December 31, 1996, pending completion of a prospectus qualifying the common shares and share purchase warrants for distribution.

         The Company also granted the underwriters 250,000 special compensation options as partial compensation for the placement of the Special Warrants. Each special compensation option entitles the underwriter to acquire, without further consideration, one compensation option. Each compensation option is exercisable for one unit at a price of $1.10 per unit to January 31, 1999. Each unit consists of one common share and one-half of a share purchase warrant, with each whole warrant entitling the underwriter to purchase one additional share for $1.30 per share to January 31, 1999.

         In January 1997, the Company issued the 5,000,000 shares and 5,000,000 one-half share purchase warrants upon exercise of the 5,000,000 Special Warrants. 250,000 compensation options were also issued to the underwriter upon the exercise of 250,000 special compensation options. In addition, the net proceeds from the sale of Special Warrants, together with interest earned thereon, were released to the Company.

         Additional financing during 1996 was received from the net proceeds of $1,486,568 from three private placements during 1996 totaling 1,537,000 common shares, $1,828,138 from the exercise of 2,022,250 warrants and $88,800 from the exercise of 110,000 options granted to employees.

Balance Sheets

         Total cash and short-term investments at December 31, 1996 were $1,742,133 (excluding $5,106,645 of cash in escrow) as compared to $1,796,691 at December 31, 1995 and working capital increased to $6,369,429 as at December 31, 1996 compared to $1,935,574 as at December 31, 1995.

         A total of $2,998,691 in mineral property costs were expended in Argentina and initially capitalized during 1996.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         1.   Auditors Report to the Shareholders
         2.   Consolidated Balance Sheets as at December 31, 1998 and 1997
         3. Consolidated Statements of Operations and Deficit for the Years Ended December 31, 1998, 1997 and 1996
         4. Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
         5.   Notes to Consolidated Financial Statements.

                         Consolidated Financial Statements of



                         BIOMETRIC SECURITY CORP.
                         (Formerly Sonoma Resource Corp.)
                         (Expressed in Canadian Dollars)


                         Years ended December 31, 1998, 1997 and 1996

AUDITORS' REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Biometric Security Corp. (formerly Sonoma Resource Corp.) as at December 31, 1998 and 1997 and the consolidated statements of operations and deficit and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998 in accordance with generally accepted accounting principles in the United States.



Chartered Accountants

Vancouver, Canada

February 23, 1999

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Consolidated Balance Sheets
(Expressed in Canadian Dollars)

December 31, 1998 and 1997

===============================================================================================================
                                                                                       1998                1997
---------------------------------------------------------------------------------------------------------------

Assets

Current assets:
     Cash                                                                      $    245,182        $  3,330,110
     Amounts receivable                                                              55,076              19,002
     Prepaid expenses                                                                 9,257               6,252
---------------------------------------------------------------------------------------------------------------
                                                                                    309,515           3,355,364

Equipment and leasehold improvements (note 3)                                        60,758             248,213

Mineral properties (note 4)                                                              --           4,670,516

Investment (note 5)                                                               3,637,219                  --
---------------------------------------------------------------------------------------------------------------

                                                                               $  4,007,492        $  8,274,093
===============================================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                                  $    148,262        $    283,105
     Loan payable (note 6)                                                          150,775                  --
     ----------------------------------------------------------------------------------------------------------
                                                                                    299,037             283,105

Shareholders' equity:
     Share capital (note 7):
         Authorized:
             Unlimited (1997 - 100,000,000) common shares
         Issued:
             20,834,412 (1997 - 16,448,962) common shares                        13,128,263          12,387,691
     Advances on share subscriptions (note 7(b))                                    660,592                  --
     Deficit                                                                    (10,080,400)         (4,396,703)
---------------------------------------------------------------------------------------------------------------
                                                                                  3,708,455           7,990,988

Continuing operations (note 1)
Commitments and contingencies (notes 5 and 13)
Subsequent events (notes 5, 6, 7 and 14)

---------------------------------------------------------------------------------------------------------------

                                                                               $  4,007,492        $  8,274,093
===============================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:


                                      Director
-------------------------------------

                                      Director
-------------------------------------

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

=================================================================================================================
                                                                      1998                1997               1996
-----------------------------------------------------------------------------------------------------------------

Revenue:
     Interest and other income                                $    159,118        $    175,185        $    62,670
     Gain on disposal of marketable securities                          --                  --             39,477
-----------------------------------------------------------------------------------------------------------------
                                                                   159,118             175,185            102,147

General and administrative expenses:
     Business consultants                                           78,306              87,345            158,305
     Depreciation and depletion                                      9,858              67,100              8,500
     Finder's fee (Note 5)                                          99,822                  --                 --
     Foreign exchange gain                                         (80,041)            (20,198)           (20,630)
     Interest and bank charges                                      14,449               2,159              2,507
     Legal, audit and accounting                                   563,234             141,256             66,461
     Management fees                                               120,059             127,121            164,451
     Office expense                                                113,851             113,570            136,891
     Public listing                                                 66,153              37,035             38,080
     Salaries, wages and administration                             56,129              61,979             68,841
     Travel, accommodation and promotion                           159,891             103,332            203,203
     ------------------------------------------------------------------------------------------------------------
                                                                 1,201,711             720,699            826,609
-----------------------------------------------------------------------------------------------------------------
                                                                (1,042,593)           (545,514)          (724,462)

Other expenses:
     Write-off of mineral properties (note 4)                    4,592,237           1,615,898            534,853
     Mineral exploration                                                --              16,395                 --
     Loss on disposal of equipment                                  48,867              22,088                 --
     ------------------------------------------------------------------------------------------------------------
                                                                 4,641,104           1,654,381            534,853
-----------------------------------------------------------------------------------------------------------------

Loss for the year                                               (5,683,697)         (2,199,895)        (1,259,315)

Deficit, beginning of year                                      (4,396,703)         (2,196,808)          (937,493)
-----------------------------------------------------------------------------------------------------------------

Deficit, end of year                                          $(10,080,400)       $ (4,396,703)       $(2,196,808)
-----------------------------------------------------------------------------------------------------------------

Loss per share                                                $      (0.30)       $      (0.13)       $     (0.14)
-----------------------------------------------------------------------------------------------------------------

Weighted average number of shares                               18,825,977          16,170,395          8,933,410
=================================================================================================================

See accompanying notes to consolidated financial statements.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

=================================================================================================================
                                                                       1998               1997               1996
-----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Loss for the year                                          $(5,683,697)       $(2,199,895)       $(1,259,315)
     Adjustments to reconcile loss for the year to net
       cash used in operating activities:
         Write-off of mineral properties                          4,592,237          1,615,898            534,853
         Loss on disposal of equipment                               48,867             22,088                 --
         Depreciation and depletion                                   9,858             67,100              8,500
         Accrued interest income on investment                      (79,989)                --                 --
         Non-cash fees and expenses                                 112,322                 --                 --
         Gain on disposal of marketable securities                       --                 --            (39,477)
         Decrease (increase) in amounts receivable                  (36,074)            29,846            107,230
         Decrease (increase) in prepaid expenses                     (3,005)            36,303             31,331
         Increase (decrease) in accounts payable and
           accrued liabilities                                     (134,844)          (287,647)           479,671
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                            (1,174,325)          (716,307)          (137,207)

Cash flows from investing activities:
     Proceeds on sale of marketable securities                           --                 --            193,527
     Equipment and leasehold improvements                           (22,781)           (79,658)          (223,643)
     Proceeds on disposal of equipment and leasehold
       improvements                                                 151,512                 --                 --
     Mineral properties                                            (145,306)        (3,033,103)        (2,998,691)
     Security deposit (paid) recovered                              185,335                 --           (138,000)
     Proceeds on sale of mineral properties                          38,250                 --                 --
     Investment                                                  (3,557,230)                --                 --
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                            (3,350,220)        (3,112,761)        (3,166,807)

Cash flows from financing activities:
     Loan payable                                                   250,000                 --                 --
     Repayment of loan payable                                      (99,225)                --                 --
     Issuance of common shares                                      628,250          5,417,045          3,403,506
     Advances on share subscriptions                                660,592                 --                 --
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                         1,439,617          5,417,045          3,403,506
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                      (3,084,928)         1,587,977             99,492

Cash, beginning of year                                           3,330,110          1,742,133          1,642,641
-----------------------------------------------------------------------------------------------------------------

Cash, end of year                                               $   245,182        $ 3,330,110        $ 1,742,133
=================================================================================================================

Supplementary cash flow information (note 9)

See accompanying notes to consolidated financial statements.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


1.   CONTINUING OPERATIONS:

     The Company was incorporated under the laws of British Columbia, Canada. During 1998, the Company changed its principal business activity from the exploration and development of resource properties to an investment holding company, with its principal holding being its investment in Biometric Identification Inc. ("BII") (note 5). BII's principal business activity is the development, manufacture and marketing of fingerprint identification systems in the United States. BII has not yet achieved profitable operations. In connection with this change in business activity during 1998, the Company changed its name from Sonoma Resource Corp. to Biometric Security Corp., and on November 10, 1998, the Company was continued under the laws of the State of Wyoming (also see note 14(a)).

     These financial statements have been prepared in accordance with accounting principles applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At December 31, 1998, the Company has a net working capital position of approximately $10,000, which is not sufficient to meet its commitments or fund ongoing operations. The ability of the Company to settle its liabilities as they come due and to fund its commitments and ongoing operations is dependent upon the ability of the Company to obtain additional equity financing (also see notes 7(b) and 14(b)). The recoverability of the Company's investment in BII is dependent upon the establishment of profitable commercial operations in BII, the ability of the Company to obtain additional debt or equity financing to complete the acquisition of BII or the proceeds from the disposition of the Company's interest in BII.


2.   SIGNIFICANT ACCOUNTING POLICIES:

     (a) Basis of presentation:

         These consolidated financial statements have been prepared in accordance with accounting principles and practices that are generally accepted in the United States, which conform, in all material respects, with those generally accepted in Canada, except as explained in note 15.

     (b) Basis of consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are directly or indirectly wholly-owned, and include (with the jurisdiction of incorporation in brackets):

                      Sonoma Resources de Argentina S.A. (Argentina) Sonoma Resource (Bermuda) Ltd. (Bermuda)
                      Cerro Toro Mining (Barbados) Ltd. (Barbados)
                      Cerro Toro S.A. (Argentina)
                      Castano Mining (Barbados)
                      Castano S.A. (Argentina)

         All intercompany balances and transactions have been eliminated.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 2
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c) Equipment and leasehold improvements:

         Equipment and leasehold improvements are stated at cost and depreciated over their estimated useful lives on a declining-balance basis at 15% per year.

     (d) Mineral properties:

         Mineral property acquisition costs and related exploration and development expenditures are deferred until the property is placed into production, sold or abandoned. These costs will be amortized over the estimated life of the property following commencement of commercial production or written off if the property is sold, allowed to lapse or abandoned. Administration expenditures are expensed in the period incurred.

         Mineral property acquisition costs include the cash consideration and the fair market value of common shares issued for mineral property interests. A property acquired under an option agreement or by joint venture, where payments are made at the sole discretion of the Company, is recorded in the accounts at the time of payment.

         On an on-going basis, the Company evaluates the status of its mineral properties based on results to date to determine the nature of exploration and development work that is warranted in the future. If there is little prospect of further work on a property being carried out, the deferred costs related to that property are written down to their estimated recoverable amount.

         The amounts shown for mineral properties reflect costs incurred to date, less write-offs and recoveries, and are not intended to reflect present or future values.

     (e) Investments:

         The investment in BII (note 5) is classified by the Company as a held-to-maturity investment, as BII is not a public company and the Company intends to hold the debt securities until maturity, or until conversion. Held-to-maturity investments are recorded at cost. A decline in value of held-to-maturity investments that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment would be charged to earnings in the period such determination is made and a new cost basis for the investment is established. Dividend and interest income are recognized when earned.

     (f) Stock options:

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 3
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g) Loss per share:

         Basic loss per share is calculated using the weighted average number of shares outstanding during the year. Diluted loss per share has not been presented as the effect on basic loss per share would be anti-dilutive.

     (h) Foreign currency translation:

         Transactions of the Company and its subsidiaries that are denominated in foreign currencies are recorded in Canadian dollars at exchange rates in effect at the related transaction dates. Monetary assets and liabilities denominated in foreign currencies are adjusted to reflect exchange rates at the balance sheet date. Exchange gains and losses arising on the translation of monetary assets and liabilities are included in the determination of operations for the year.

     (i) Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of impairment of mineral properties and equipment, useful lives for depreciation and the carrying value of the investment in BII. Actual results could differ from those estimates.

     (j) Comparative figures:

         Certain of the prior years comparative figures have been reclassified to conform with the presentation adopted for 1998.


3. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     ==================================================================================
                                                                  1998             1997
     ----------------------------------------------------------------------------------

     Equipment                                                 $67,759         $ 71,320
     Automotive equipment                                           --          209,179
     Leasehold improvements                                     19,138           15,941
     ----------------------------------------------------------------------------------
                                                                86,897          296,440
     Accumulated depreciation                                   26,139)         (48,227)
     ----------------------------------------------------------------------------------

                                                               $60,758         $248,213
     ==================================================================================

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 4

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


4.   MINERAL PROPERTIES:

     The continuity of mineral property acquisition costs, exploration and development expenditures, write-offs and deferred expenditures at year end is as follows:

     ==============================================================================================================================
                                                                                     Chubut and
                                                  Cerri Toro         Castano          San Luis
                                                Properties (a)      Group (b)      Properties (c)     Other (c)            Total
     ------------------------------------------------------------------------------------------------------------------------------

     Balance, December 31, 1997                   $ 3,983,092              $-        $ 687,424                $-        $ 4,670,516

     Exploration and development
      expenditures:
          Access costs                                    772              --               --                --                772
          Assays                                           --              --            2,882                --              2,882
          Communication                                    --              --              332                --                332
          Contract labour and supervision               5,737              --               --                --              5,737
          Data acquisition and analysis                   941              --              596                --              1,537
          Equipment and field supplies                  5,231              --              259                --              5,490
          Field administration                         21,674              --               --                --             21,674
          Field car rental and                          3,271              --              389                --              3,660
          transportation
          Geological and geophysical                   40,471              --           28,810                --             69,281
          Insurance                                     5,762              --               --                --              5,762
          Legal and other                              19,552              --            6,687                --             26,239
          Travel and accommodation                      1,669              --              271                --              1,940
     ------------------------------------------------------------------------------------------------------------------------------
                                                      105,080              --           40,226                --            145,306
     ------------------------------------------------------------------------------------------------------------------------------
                                                    4,088,172              --          727,650                --          4,815,822

     Recovery of security deposit                          --        (185,335)              --                --           (185,335)

     Deposit received on option agreement                  --              --               --           (38,250)           (38,250)

     Write-offs                                    (4,088,172)        185,335         (727,650)           38,250         (4,592,237)
     ------------------------------------------------------------------------------------------------------------------------------

     Balance, December 31, 1998                   $        --        $     --        $      --        $       --        $        --
     ==============================================================================================================================

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 5
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


4.   MINERAL PROPERTIES (CONTINUED)

     ==============================================================================================================================
                                                                                    Chubut and
                                                  Cerro Toro         Castano         San Luis
                                                Properties (a)      Group (b)      Properties (c)     Other (c)            Total
     ------------------------------------------------------------------------------------------------------------------------------

     Balance, December 31, 1996                   $1,591,602       $ 1,000,818        $217,877       $   305,014        $ 3,115,311

     Acquisition costs                                 7,610           165,308          55,726            31,637            260,281

     Exploration and development
      expenditures:
          Access costs                                66,273                --          27,030                --             93,303
          Assays                                     109,858                --              --                --            109,858
          Camp                                         2,121                --              --                --              2,121
          Communication                               15,802                --              --                --             15,802
          Contract drilling                        1,203,985                --              --                --          1,203,985
          Contract labour and supervision             82,045                --          16,685                --             98,730
          Data acquisition and analysis               19,512                --           2,364            22,516             44,392
          Equipment and field supplies               156,120                --          42,676               512            199,308
          Field administration                       149,318                --             860                --            150,178
          Field car rental and                        77,563                --          15,021               364             92,948
           transportation
          Geological and geophysical                 394,316             1,400         200,277            30,280            626,273
          Insurance                                   23,369                --           1,308               707             25,384
          Legal and other                             19,852                --          33,002            55,620            108,474
          Travel and accommodation                    63,746                --          74,598             1,722            140,066
          -------------------------------------------------------------------------------------------------------------------------
                                                   2,383,880             1,400         413,821           111,721          2,910,822
     ------------------------------------------------------------------------------------------------------------------------------
                                                   3,983,092         1,167,526         687,424           448,372          6,286,414

     Write-offs                                           --        (1,167,526)             --          (448,372)        (1,615,898)
     ------------------------------------------------------------------------------------------------------------------------------

     Balance, December 31, 1997                   $3,983,092       $        --        $687,424       $        --        $ 4,670,516
     ==============================================================================================================================


     A brief description of the Company's mineral properties is as follows:

     (a) Cerro Toro Properties:

         On February 15, 1995, the Company filed three exploration permits with the regulatory authorities in San Juan Province, Argentina covering 1,845 hectares located in San Juan Province. The Company was subsequently notified that 100% of the rights of ownership established by the procedures of the Province belong to the Company.

         During 1998, all deferred expenditures relating to the Cerro Toro Properties were written off.

     (b) Castano Group:

         In 1996, the Company entered into a purchase/option agreement to acquire 100% of the rights and interests in the Castano Group of mineral properties located in San Juan Province, Argentina. In 1997, the Company terminated the purchase/option agreement in accordance with the provisions provided therein and wrote off the remaining deferred expenditures on the Castano Group. During 1998, the Company recovered a security deposit that had previously been written off.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 6
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


4.   MINERAL PROPERTIES (CONTINUED)

     (c) Other Argentina properties:

         During 1995, the Company staked and applied for a number of cateos and manifestaciones within Cordova, San Luis, Chubut and Santa Cruz provinces, all of which were of a grass roots nature. At December 31, 1997, the Company had staked and applied for 13 cateos and 20 manifestaciones in the San Luis and Chubut provinces.

         In 1997, the Company wrote-off costs incurred relating to properties in provinces other than San Luis and Chubut that the Company did not intend to pursue.

         As the Cordova and San Luis cateos and manifestaciones were not renewed during 1999, all deferred expenditures relating to these properties were written off during 1998.

      During 1998, the Company entered into a letter agreement to grant Inlet Resources Ltd. ("Inlet") an option to purchase up to a 100% interest in the Company's Argentine properties. Under the terms of the agreement, the Company granted Inlet an option to purchase up to 90% of the properties, over a three year period, with a buyout of the remaining 10% for U.S. $2,000,000. During the first year, the agreement requires Inlet to pay the Company U.S. $150,000 in stages, issue the Company 100,000 shares and complete a U.S. $650,000 work program, to earn a 50% interest in the properties. During the second and third years, the agreement provides that Inlet will pay the Company a total of U.S. $600,000 in stages, issue 200,000 shares and complete work commitments totalling U.S. $1,500,000 to earn an additional 40% interest in the properties. To December 31, 1998, the Company received a cash deposit of U.S. $25,000 relating to the option agreement.


5.   INVESTMENT:

     =========================================================================

     Investment, at cost                                          $  3,557,230
     Accrued interest receivable                                        79,989
     -------------------------------------------------------------------------

                                                                  $  3,637,219
     =========================================================================


     During 1998, the Company entered into an agreement to purchase convertible debentures entitling the Company to acquire up to a 45% interest in Biometric Identification Inc. ("BII"), a private California-based company in the business of developing, manufacturing and marketing fingerprint recognition technology. Under the terms of the agreement, the Company has the right to acquire up to U.S. $5,000,000 of convertible debentures to be issued by BII. If all such debentures are acquired and converted into shares of BII, the Company will hold approximately 45% of the issued shares of BII.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 7
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


5.   INVESTMENT (CONTINUED):

     This investment was initiated by a related party which assigned its interest to the Company in exchange for a fee up to U.S. $145,000, plus reimbursement of its expenses. The related party elected to take this fee in the form of 715,575 common shares at a deemed price of $0.30 per share. These shares will be issued in pro-rata tranches on the same basis the debentures are purchased by the Company.

     The debentures have a term of five years from the date of the closing of the first acquisition and bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code.

     At December 31, 1998, the Company had acquired debentures of BII totalling U.S. $2,325,000 in accordance with the terms of the agreement and had issued 250,450 shares and allotted 82,292 shares, at a total value of $99,822, to the related party. Additional debenture acquisitions and share issuances for finders fees under the terms of the original agreement are scheduled as follows:

     ================================================================================================
                                                                Debenture
                      Dates                                 Amounts (U.S. $)                  Shares
     ------------------------------------------------------------------------------------------------

           February 1, 1999 (paid)                             $  550,000                      78,713
          February 22, 1999                                       125,000                      17,889
             March 12, 1999                                       500,000                      71,558
               May 12, 1999                                     1,500,000                     214,673
     ------------------------------------------------------------------------------------------------

                                                               $2,675,000                     382,833
     ================================================================================================


     Subsequent to December 31, 1998, the debenture acquisitions scheduled to be made on February 22, 1999 and March 12, 1999 were deferred, by mutual agreement, until April 2, 1999.


6.   LOAN PAYABLE:

     During 1998, a company controlled by a director loaned the Company a total of $250,000. The loan is unsecured, non-interest bearing and was due on December 26, 1998. A total of $99,225 of the loan was repaid on December 29, 1998, and the balance of the loan of $150,775 was repaid subsequent to December 31, 1998.

     The Company also allotted 65,789 shares at a deemed price of $0.19 per share at December 31, 1998, as allowed for under the rules of the Vancouver Stock Exchange, as consideration for the loan.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 8
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


7.   SHARE CAPITAL:

     (a) Issued:

         ===============================================================================================
                                                                                   Number
                                                                                of Shares         Amount
         -----------------------------------------------------------------------------------------------

         Balance at December 31, 1996                                          11,128,962    $ 6,970,646

         Issued during the year for cash by way of:
              Private placement of special warrants, net of issue costs         5,000,000      5,106,645
              Exercise of warrants                                                200,000        184,000
              Exercise of options                                                 120,000        126,400
         -----------------------------------------------------------------------------------------------

         Balance at December 31, 1997                                          16,448,962     12,387,691

         Issued during the year for cash by way of:
              Private placements                                                4,035,000        605,250
              Exercise of options                                                 100,000         23,000
         Issued during the year for finder's fee (note 5)                         250,450         75,135
         -----------------------------------------------------------------------------------------------
                                                                               20,834,412     13,091,076

         Allotted during the year for:
              Finder's fee (note 5)                                                82,292         24,687
              Carrying charges (note 6)                                            65,789         12,500
         -----------------------------------------------------------------------------------------------

         Balance at December 31, 1998                                          20,982,493    $13,128,263
         ===============================================================================================

         During 1997, the Company issued the 5,000,000 common shares and 5,000,000 one-half share purchase warrants upon exercise of 5,000,000 previously issued special warrants. In addition, 250,000 compensation options were issued to the underwriter upon the exercise of 250,000 special compensation options granted to the underwriter in connection with this special warrant private placement. Each compensation option entitles the underwriter to acquire a unit, consisting of one share and one-half of a share purchase warrant, at an exercise price of $1.10 per share prior to January 20, 1999. Each whole warrant entitles the underwriter to acquire one share at an exercise price of $1.30 prior to January 20, 1999. Subsequent to December 31, 1998, these compensation options expired unexercised.

         During 1998, the Company completed a 3,375,000 unit private placement at a price of $0.15 per unit and a 660,000 unit private placement at a price of $0.15 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable for a period of two years and entitles the holder to purchase one additional common share at a price of $0.15 per share in the first year and $0.17 per share in the second year.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 9
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


7.   SHARE CAPITAL (CONTINUED):

     (b) Advances on share subscriptions:

         At December 31, 1998, the Company had received advances on share subscriptions for 4,403,950 units at $0.15 per unit in connection with:

         * a brokered private placement of 6,666,666 units at $0.15 per unit for total proceeds of $1,000,000; and

         * a non-brokered private placement of 5,000,000 units at $0.15 per unit for total proceeds of $750,000.

         Each unit consists of one common share and one non-transferable share purchase warrant exercisable for a period of two years. Each warrant will be exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. The agent will be paid a 10% commission payable in cash and brokers' warrants exercisable into shares of the Company for a period of two years not exceeding 15% of the number of units issued to investors pursuant to the private placements. The brokers' warrants will be exercisable at a price of $0.15 per share the first year and $0.17 per share in the second year.

         Subsequent to December 31, 1998, the Company received the additional $1,089,408 of proceeds, paid the $100,000 commission, issued the 11,666,666 shares and share purchase warrants and issued the 1,000,000 brokers' warrants.

     (c) Share purchase warrants:

         The continuity of share purchase warrants during 1998 is as follows:

         =====================================================================================================
                                                BALANCE,                                              BALANCE,
                                  EXERCISE  DECEMBER 31,                              EXPIRED OR  DECEMBER 31,
         EXPIRY DATE                 PRICE          1997      GRANTED   EXERCISED      CANCELLED          1998
         -----------------------------------------------------------------------------------------------------

         January 26, 1998       $     1.47        37,000           --          --       (37,000)           --
         August 21, 1998              1.25     1,400,000           --          --    (1,400,000)           --
         October 22, 1998             1.30     2,500,000           --          --    (2,500,000)           --
         October 22, 1998/1999   0.15/0.17            --      660,000          --            --       660,000
         March 31, 1999/2000     0.15/0.17            --    3,375,000          --            --     3,375,000
         -----------------------------------------------------------------------------------------------------

                                               3,937,000    4,035,000          --    (3,937,000)    4,035,000
         -----------------------------------------------------------------------------------------------------

         The continuity of share purchase warrants during 1997 is as follows:

         ==================================================================================================
                                               BALANCE,                                            BALANCE,
                                  EXERCISE DECEMBER 31,                            EXPIRED OR  DECEMBER 31,
         EXPIRY DATE                 PRICE         1996     GRANTED   EXERCISED     CANCELLED          1997
         --------------------------------------------------------------------------------------------------

         January 26, 1997/1998  $1.28/1.47       37,000          --          --           --        37,000
         June 22, 1997                0.92      700,000          --    (100,000)    (600,000)           --
         June 29, 1997                0.92      300,000          --          --     (300,000)           --
         September 14, 1997           0.92      150,000          --          --     (150,000)           --
         December 5, 1997             0.92      100,000          --    (100,000)          --            --
         August 21, 1998              1.25    1,400,000          --          --           --     1,400,000
         October 22, 1998             1.30           --   2,500,000          --           --     2,500,000
         --------------------------------------------------------------------------------------------------

                                              2,687,000   2,500,000    (200,000)  (1,050,000)    3,937,000
         ==================================================================================================

     (d) Stock options:

         (i)  Continuity:

         The continuity of stock options during 1998 is as follows:

         ==========================================================================================================
                                            BALANCE,                                                       BALANCE,
                              EXERCISE  DECEMBER 31,                                   EXPIRED OR      DECEMBER 31,
         EXPIRY DATE             PRICE          1997       GRANTED      EXERCISED       CANCELLED              1998
         ----------------------------------------------------------------------------------------------------------

         April 27, 1998          $1.00       100,000            --             --        (100,000) (a)           --
         September 14, 1998       0.34        30,000            --             --         (30,000) (a)           --
         October 30, 1999         1.33       387,261            --             --        (387,261) (a)           --
         January 21, 2000         0.34       130,000            --             --        (130,000) (a)           --
         January 21, 2000         1.36       390,000            --             --        (390,000) (a)           --
         July 6, 2000             0.32            --        50,000             --              --            50,000
         August 28, 2000          0.20            --       100,000             --              --           100,000
         January 28, 2001         0.23            --     1,640,000 (a)   (100,000)       (285,000)        1,255,000
         ----------------------------------------------------------------------------------------------------------
                                           1,037,261     1,790,000       (100,000)     (1,322,261)        1,405,000
         ==========================================================================================================

         (a) During 1998, these 1,037,261 outstanding options were cancelled and replaced with the 1,640,000 options at $0.23 per share expiring January 28, 2001.

         The continuity of stock options during 1997 is as follows:

         =================================================================================================
                                         BALANCE,                                                 BALANCE,
                            EXERCISE DECEMBER 31,                             EXPIRED OR      DECEMBER 31,
         EXPIRY DATE           PRICE         1996     GRANTED      EXERCISED   CANCELLED              1997
         -------------------------------------------------------------------------------------------------

         February 16, 1997     $0.90       40,000         --         (40,000)         --                --
         January 30, 1998       0.91       50,000         --              --     (50,000)               --
         April 27, 1998         1.00      100,000         --              --          --           100,000
         September 14, 1998     1.10       70,000         --         (40,000)    (30,000) (b)           --

         September 14, 1998     0.34           --     30,000 (b)          --          --            30,000
         December 8, 1998       0.97      373,635         --              --    (373,635)               --
         July 31, 1999          1.12       10,000         --              --     (10,000)               --
         September 25, 1999     1.16       50,000         --         (40,000)      (10,000)             --
         October 30, 1999       1.33      387,261         --              --          --           387,261
         January 21, 2000       1.36           --    620,000              --    (230,000) (b)      390,000
         January 21, 2000       0.34           --    230,000 (b)          --    (100,000)          130,000
         -------------------------------------------------------------------------------------------------

                                        1,080,896    880,000        (120,000)   (803,635)        1,037,261
         =================================================================================================

         (b) During 1997, these options were repriced to $0.34 per share.

         (ii) Compensation expense:

         The Company's Board of Directors grants stock options to its officers, directors and key employees in accordance with the rules prescribed by the Vancouver Stock Exchange. Stock options are granted with an exercise price equal to the stock's quoted value on the Vancouver Stock Exchange at the date of grant. Stock options granted generally have varying terms of up to three years and vest and become fully exercisable from the date of grant.

         The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.16, $0.17 and $0.89 on the date of grant, using the Black Scholes option-pricing model with the following weighted-average assumptions:

         =============================================================================================
                                                                   1998           1997           1996
         ---------------------------------------------------------------------------------------------

         Expected dividend yield                                     0%             0%             0%
         Risk-free interest rate                                   6.2%           5.0%           6.1%
         Expected life (years)                                        2              2              2
         Expected volatility over expected life                    139%           139%           139%
         =============================================================================================

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 10
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


7.   SHARE CAPITAL (CONTINUED):

     (d) Stock options (continued):

         (ii) Compensation expense (continued)

         The Company applies APB Opinion No. 25 in accounting for granting stock options and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("FAS 123"), the Company's loss for the year would have increased to the pro forma amounts indicated below:

         ==========================================================================================================
                                                                         1998               1997               1996
         ----------------------------------------------------------------------------------------------------------

         Loss for the year:
              As reported                                         $(5,683,697)       $(2,199,895)       $(1,259,315)
              Compensation expense under FAS 123                      286,558            152,888            458,384
         ----------------------------------------------------------------------------------------------------------

         Pro forma loss for the year                              $(5,970,255)       $(2,352,783)       $(1,717,699)
         ----------------------------------------------------------------------------------------------------------

         Pro forma loss per share                                 $     (0.32)       $     (0.15)       $     (0.19)
         ==========================================================================================================

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 11
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------

8.   FINANCIAL INSTRUMENTS:

     The fair values of the Company's cash, amounts receivable, accounts payable and accrued liabilities and loan payable approximate their carrying amounts because of the immediate or short term to maturity of these financial instruments.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 12
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


9. NON-CASH FINANCING AND INVESTING ACTIVITIES:

     The Company has the following non-cash financing and investing activities:

     ===============================================================================================
                                                                              1998     1997     1996
     -----------------------------------------------------------------------------------------------

     Financing activities:
          Shares issued and allotted for finders fee                      $ 99,822      $--      $--
          Shares allotted as consideration for loan payable                 12,500       --       --
     -----------------------------------------------------------------------------------------------

                                                                          $112,322      $--      $--
     ===============================================================================================

     Investing activities:
          Accrued interest income on investment                           $(79,989)     $--      $--
     ===============================================================================================


10.  SEGMENTED INFORMATION:

     During 1998, the Company adopted the accounting standards related to segment disclosures recently approved by the accounting standard-setting bodies in the United States and Canada. The information presented below is consistent with these standards. The Company has not allocated general and administrative expenses from the corporate segment.

     (a) Operating segments:

         The Company has determined its operating segments to be mineral exploration and development, and corporate, which includes holding investments, based on the way management organizes and manages its business.

         ======================================================================================
                                                       Mineral
                                               exploration and
         1998                                      development       Corporate            Total
         -----------------------------------   ---------------     -----------      -----------
         Revenue                                  $         --     $   159,118      $   159,118
         General and administrative expenses                --       1,201,711        1,201,711
         Other expenses                              4,592,237          48,867        4,641,104
         -----------------------------------      ------------     -----------      -----------

         Loss for the year                        $ (4,592,237)    $(1,091,460)     $(5,683,697)
         ===================================      ============     ===========      ===========

         Capital expenditures (recovered)         $    (78,279)    $ 3,428,299      $ 3,350,220
         ===================================      ============     ===========      ===========

         Identifiable assets                      $         --     $ 4,007,492      $ 4,007,492
         ===================================      ============     ===========      ===========

         1997
         -----------------------------------      ------------     -----------      -----------

         Revenue                                  $         --     $   175,185      $   175,185
         General and administrative expenses                --         720,699          720,699
         Other expenses                              1,632,293          22,088        1,654,381
         -----------------------------------      ------------     -----------      -----------

         Loss for the year                        $ (1,632,293)    $  (567,602)     $(2,199,895)
         ===================================      ============     ===========      ===========

         Capital expenditures                     $  3,033,103     $    79,658      $ 3,112,761
         ===================================      ============     ===========      ===========

         Identifiable assets                      $  4,670,516     $ 3,603,577      $ 8,274,093
         ===================================      ============     ===========      ===========

         1996
         -----------------------------------      ------------     -----------      -----------

         Revenue                                  $         --     $   102,147      $   102,147
         General and administrative expenses                --         826,609          826,609
         Other expenses                                534,853              --          534,853
         -----------------------------------      ------------     -----------      -----------

         Loss for the year                        $   (534,853)    $  (724,462)     $(1,259,315)
         ===================================      ============     ===========      ===========

         Capital expenditures                     $  3,136,691     $    30,116      $ 3,166,807
         ===================================      ============     ===========      ===========

     (b) Geographic information:

         As previously disclosed (note 4), all of the Company's mineral exploration and development activities during 1996 through 1998 were in Argentina.

         Except for the Company's investment in BII (note 5) and related accrued interest income and foreign exchange gain, substantially all of the Company's corporate activities during 1996 through 1998 were in Canada.

11.  RELATED PARTY TRANSACTIONS:

     During 1998, fees of $156,620 (1997 - $233,348; 1996 - $324,500) were charged by certain directors or companies controlled by them for management, consulting, accounting and administrative services. Management believes the costs of related party services approximate amounts that would have been paid for similar services rendered by unrelated parties.

     Included in accounts payable and accrued liabilities at December 31, 1998 is $15,044 (1997 - $35,332) payable to a director and a company controlled by a director related to the above fees.

12.  INCOME TAXES:

     As at December 31, 1998, the Company has approximately $3,000,000 of losses for Canadian income tax purposes that expire between 2000 and 2005 and that may be available to reduce taxable income in Canada in future years. In addition, the Company had deducted approximately $8,000,000 for book purposes in excess of amounts deducted for tax purposes, primarily for expenditures incurred on the Company's mineral properties and equipment. The Company has taken a valuation allowance of the full amount of the tax benefit thereon due to the uncertainty of whether these deferred tax assets will be realized.

13.  CONTINGENCIES:

     (a) Uncertainty due to the Year 2000 Issue:

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effect of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of investees, suppliers or other third parties, will be fully resolved.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 14
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


13.  CONTINGENCIES (CONTINUED):

     (b) Contingent liability:

         As disclosed elsewhere in these financial statements (notes 1 and 14(a)), the Company continued its jurisdiction of incorporation from British Columbia to the State of Wyoming, effective November 10, 1998, and has proposed to continue from Wyoming back into British Columbia in 1999. In the course of their review of the Company's proposal, the United States Securities and Exchange Commission (the "SEC") has advised the Company that they believe the original continuance to Wyoming was an event that would have required the filing of a registration statement with the SEC. As a result, the Company appears to have been in technical violation of the U.S. Securities Act of 1933 (the "Act") and United States holders of shares of the Company, at the time of the original continuance to Wyoming may have common law remedies under the Act. In addition, the Company may be required to offer such United States holders of shares of the Company the right to have their shares repurchased by the Company at their fair market value at the time of the original continuance.

         The Company is currently reviewing its options to resolve this matter. No provision has been recorded in the accounts for any contingent loss, as the outcome is not determinable at this time.


14.  SUBSEQUENT EVENTS:

     (a) Corporate continuance:

         Subsequent to December 31, 1998, the Company announced an extraordinary general meeting of the shareholders of the Company to be held on April 12, 1999, at which time the shareholders will vote on the Company's proposal to continue the Company to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting date was subsequently postponed and has not yet been rescheduled.

     (b) Private placement:

         Subsequent to December 31, 1998, the Company announced, subject to regulatory approval, a best-efforts brokered private placement of up to 11,666,666 units at $0.15 per unit to raise gross proceeds of up to $1,750,000. Each unit will consist of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent will be paid a 10% commission, payable in cash, and up to 1,750,000 brokers' warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 15
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

     Accounting practices under United States and Canadian generally accepted accounting principles ("GAAP"), as they affect the Company, are substantially the same, except for the following:

     (a) Unrealized gains for trading securities:

         Investments held principally for the purpose of selling them in the near term are considered trading securities. Under Canadian GAAP, unrealized gains on trading securities are not recorded in the accounts until realized. Under United States GAAP, unrealized gains and losses for trading securities are included in earnings. Accordingly, under Canadian GAAP, the gain on disposal of marketable securities during 1996 would be recorded as $72,400, as under Canadian GAAP, the $32,923 unrealized holding gain at December 31, 1995 would not have been included in earnings in 1995.

     (b) Stock-based compensation:

         Canadian GAAP for stock-based compensation is similar to that provided in APB Opinion No. 25 under United States GAAP (note 2(f)), although FAS 123 requires additional disclosure of the effects of accounting for stock-based compensation using the fair value method (note 7(c)). Accordingly, under Canadian GAAP, there would be no material differences in the consolidated financial statements in respect of stock-based compensation.

     (c) Foreign currency translation:

         Canadian GAAP requires that non-current, foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the following fiscal year should be translated into Canadian dollars at the exchange rate in effect at the transaction date and adjusted to reflect the current exchange rate at each balance sheet date, with any gain or loss relating to the initial translation and balance sheet date adjustment being deferred and amortized over the remaining life of the item. United States GAAP requires such gains or losses to be included in operations in the period. Accordingly, under Canadian GAAP, the foreign exchange gain of $85,875 relating to the revaluation of the investment recorded at December 31, 1998 would initially be recorded as a deferred credit on the consolidated balance sheet and amortization of $9,551 would be recorded for the 1998 fiscal year.

     A reconciliation of the effects of the differences between Canadian GAAP and United States GAAP on the balance sheets and statements of operations and deficit is summarized as follows:

     =================================================================================================
                                                                                  1998            1997
     -------------------------------------------------------------------------------------------------

     Total liabilities under United States GAAP                               $299,037        $283,105

     Deferred foreign exchange gain, net of amortization of $9,551              76,324              --
     -------------------------------------------------------------------------------------------------

     Total liabilities under Canadian GAAP                                    $375,361        $283,105
     =================================================================================================

BIOMETRIC SECURITY CORP.
(Formerly Sonoma Resource Corp.)
Notes to Consolidated Financial Statements, page 16
(Expressed in Canadian Dollars)

Years ended December 31, 1998, 1997 and 1996

--------------------------------------------------------------------------------


15. DIFFERENCES BETWEEN UNITED STATES AND CANADIAN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (CONTINUED):

     ================================================================================================
                                                                               1998              1997
     ------------------------------------------------------------------------------------------------

     Shareholders' equity under United States GAAP                       $3,708,455        $7,990,988

     Adjustments:
          Deferral of foreign exchange gain                                 (85,875)               --
          Amortization of deferred foreign exchange gain                      9,551                --
          -------------------------------------------------------------------------------------------
                                                                            (76,324)               --
     ------------------------------------------------------------------------------------------------

     Shareholders' equity under Canadian GAAP                            $3,632,131        $7,990,988
     ================================================================================================


     ===============================================================================================
                                                                   1998           1997          1996
     -----------------------------------------------------------------------------------------------

     Loss for the year under United States GAAP            $ (5,683,697)   $(2,199,895)  $(1,259,315)

     Adjustments:
          Deferral of foreign exchange gain                     (85,875)             -             -
          Amortization of deferred foreign exchange gain          9,551              -             -
          Realized gain on disposal of trading securities             -              -        32,923
          ------------------------------------------------------------------------------------------
                                                                (76,324)             -        32,923
     -----------------------------------------------------------------------------------------------

     Loss for the year under Canadian GAAP                   (5,760,021)    (2,199,895)   (1,226,392)

     Deficit, beginning of year under Canadian GAAP          (4,396,703)    (2,196,808)     (970,416)
     -----------------------------------------------------------------------------------------------

     Deficit, end of year under Canadian GAAP              $(10,156,724)   $(4,396,703)  $(2,196,808)
     ===============================================================================================

     Loss per share under Canadian GAAP                       $   (0.31)   $     (0.13)  $     (0.14)
     ===============================================================================================

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not Applicable.


PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth the names, ages, positions and offices of directors and officers of the Company.

          ----------------------------------------------------------------------------------------------------------
          Name                                      Age        Positions and Offices With the Company
          ----------------------------------------------------------------------------------------------------------
          Patrick W. McCleery                       59         Chairman, President and Director
          ----------------------------------------------------------------------------------------------------------
          Chester Idziszek                          51         Director
          ----------------------------------------------------------------------------------------------------------
          William A. Rand                           55         Director
          ----------------------------------------------------------------------------------------------------------
          Wayne Johnstone                           44         Director
          ----------------------------------------------------------------------------------------------------------
          Saundra Zimmer                            36         Corporate Secretary
          ----------------------------------------------------------------------------------------------------------


Management of the Company

         The Company has a total of four full and part-time employees and consultants. The employees and consultants forming the management team and the directors of the Company and their resumes are described briefly below.

Patrick W. McCleery, Chairman, President and Director
Mr. McCleery is the Chairman, President and a Director of the Company and is employed by the Company on a full time basis. Mr. McCleery devotes approximately 100% of his time to the Company. Mr. McCleery has served the Company as President since September 11, 1997, as Chairman since November 1, 1995 and as a Director since February, 1984. Mr. McCleery has been a director and/or senior officer of a several publicly listed junior resource issuers (these companies included International All-North Resources Ltd. (formerly, All-North Resources Ltd.) and Medsana Medical Systems Inc. (formerly, Northfork Ventures Inc.)).

Chester Idziszek, Director
Mr. Idziszek is a Director of the Company. Mr. Idziszek devotes approximately 10% of his time to the Company. Mr. Idziszek has served the Company in this capacity since March 1, 1995. Mr. Idziszek is also the President and CEO of Adrian Resources Ltd., the President and Director of Birchwood Ventures Ltd., Fresco Developments Ltd. and Madison Enterprises Corporation, and a Director of Arequipa Resources Ltd. (between July 1993 and August 1996), and Norcan Resources Ltd. In addition, from 1990 to 1992, he was the Chief Executive Officer, President and a Director of Prime Equities International Corporation. Mr. Idziszek was also President of Prime Explorations Ltd. from 1987 to 1990. In addition, he has been a director and/or officer of numerous other junior mining and resource companies trading on the Vancouver Stock Exchange (these companies include Image Data International, La Plata Gold Corporation, Barrier Technology, Haddington Resources Ltd., Arlo Resources Ltd., Minamerica Corporation, Waseco Resources Inc., Braddick Resources Ltd., Cross Lake Minerals Ltd., Kazakhstan Minerals Corporation, and Maracote Int. Resources Inc. (formerly, Cherry Lane Fashion Group)). Mr. Idziszek has a B.Sc. (Geology) degree from University of Waterloo (1971) and an M.Sc. (Appl. Min. Expl.) degree from McGill University
(1975).

William A. Rand, Director
Mr. Rand is a Director of the Company. Mr. Rand devotes approximately 10% of his time to the Company. Mr. Rand has served the Company in this capacity since November 1, 1995. Mr. Rand is a Director of Rand Edgar Investment Corp., an investment firm in Vancouver, B.C. which provides advisory services to the Company. Prior to that, Mr. Rand was a partner in a law firm and practiced securities law. Mr. Rand currently sits on the board of a number of publicly traded resource companies (these companies include Argentina Gold Corp., Citation Resources Inc., Consolidated Team Resources Corp., International Broadlands Resources Corp., International Curator Resources Ltd., Dome Ventures, Inc., International Uranium Corp., Lundin Oil AB, Red Sea Oil Corporation, Santa Catalina Mining Corp., South Atlantic Resources Corp., Lexacal Investment Corp., Tanganyika Oil Co. Ltd., and Tenke Mining Corp.).
Mr. Rand has considerable expertise in organizing and managing emerging public mineral resource exploration companies. Mr. Rand has a B.Comm. degree from McGill University (1963), an LLB degree from Dalhousie University (1966) and an LLM degree from the London School of Economics (1977).

Wayne Johnstone, Director
Mr. Johnstone is a Director of the Company. Mr. Johnstone devotes approximately 70% of his time to the Company. Mr. Johnstone has served the Company in this capacity since June 30, 1998. Mr. Johnstone is a self-employed chartered accountant providing consulting and accounting services to various publicly traded companies. Prior to that Mr. Johnstone served as a senior accountant for Viceroy Resource Corp. and controller of Baja Gold Inc. (a company which merged with Viceroy Resource Corp.) from February, 1994 to December, 1996. Prior to that Mr. Johnstone served as an accountant for Weston Mineral Services Ltd., a private British Columbian company. Mr. Johnstone has a B.Comm. degree from The University of British Columbia (1978).

Saundra Zimmer, Secretary
Ms. Zimmer is the Secretary of the Company and is employed by the Company on essentially a full time basis. Ms. Zimmer devotes approximately 75% of her time to the Company. Ms. Zimmer has served the Company as Secretary since June 21, 1995 and was previously Secretary of the Company from August 1989 and May 1993. Ms. Zimmer has been the Administrative Assistant of the Company since August 1, 1995 and before that from 1986 and 1990. From 1990 to 1995, she was the Administrative Assistant of Rich Coast Resources Ltd.

Directors and Senior Officers.

         The following is a list of the current directors and senior officers of the Company, their municipalities of residence, their current positions with the Company and their principal occupations during the past five years:

  ------------------------------------------------------------------------------------------------------------------
         Name and Municipality                                   Principal Occupation for
             of Residence                                          Previous Five Years
  ------------------------------------------------------------------------------------------------------------------
  Patrick W. McCleery (1)              Director of the Company since February, 1984; Chairman of the Company since
  Vancouver, B.C.                      November, 1995; President of the Company since September, 1997.
  Chairman, President, Director
  ------------------------------------------------------------------------------------------------------------------

  Chester Idziszek                     Director of the Company since March, 1995; President of Adrian Resources
  West Vancouver, B.C.                 Ltd., a junior resource company located in Vancouver, B.C. since April,
  Director                             1993 and CEO since June, 1994; prior to that he was CEO, President and
                                       Director of Prime Equities International Corporation, an investment firm located in Vancouver, B.C., from June 1990 to December 1992 and from
                                       February 1987 to June 1990 was President of Prime Explorations Ltd., the
                                       exploration arm for the Prime Group of Companies.
  ------------------------------------------------------------------------------------------------------------------

  William A. Rand (1)                  Director of the Company since November, 1995; he has been an investment
  Vancouver, B.C.                      banker with Rand Edgar Capital Corp., an investment banking firm located in
  Director                             Vancouver, B.C., since October, 1992; prior to that he was a partner of
                                       Rand, Edgar and Sedun, a law firm located in Vancouver.
  ------------------------------------------------------------------------------------------------------------------

  Wayne Johnstone (1)                  Director of the Company since June, 1998; he has been a self-employed
  Bowen Island, B.C.                   chartered accountant since January, 1997.  Prior to that he was a senior
  Director                             accountant for Viceroy Resource Corp. and controller of Baja Gold Inc. (a company which merged with Viceroy Resource Corp.) from February, 1994 to
                                       December, 1996.  Prior to that he was an accountant for Weston Mineral
                                       Service Ltd. from January, 1990 to January, 1994.
  ------------------------------------------------------------------------------------------------------------------

  Saundra J. Zimmer                    Secretary of the Company since June, 1995; prior to that she was Admin.
  Langley, B.C.                        Assist. of Rich Coast Resources Ltd., a junior resource company located in
  Secretary                            Vancouver, B.C. from October, 1990 to August, 1995; prior to that she was
                                       Admin. Assist. of the Company.
  ------------------------------------------------------------------------------------------------------------------

(1)      Member of the Company's Audit Committee.

         Other than receiving stock options from time to time, the directors of the Company are not compensated for serving as directors (see "Stock Options"). See "Principal Holders of Securities" for particulars of the shares held by the directors and senior officers.

Appointment of Directors

         The directors of the Company are elected by the shareholders at each annual general meeting and typically hold office until the next annual general meeting at which time they may be re-elected or replaced.

         The articles of the Company permit the directors to appoint directors to fill any casual vacancies that may occur on the board. The articles also permit the directors to add additional directors to the board between successive annual general meetings so long as the number appointed does not exceed more than one-third of the number of directors appointed at the last annual general meeting. Individuals appointed as directors to fill casual vacancies on the board or added as additional directors hold office as does any other director until the next annual general meeting at which time they may be re-elected or replaced.

         During the past three years, except as set out below none of the principals of the Company was a principal of another reporting issuer that was, during his tenure, struck from the register of companies (or a similar authority in the issuer's jurisdiction of incorporation if the issuer was incorporated outside of British Columbia) or the securities of which were the subject of a cease trade or suspension order for a period of more than 30 consecutive days. Similarly, none of the principals of the Company has, during the past ten years, been the subject of any penalties or sanctions by a court or securities regulatory authority relating to the trading in securities or the promotion, formation or management of a publicly traded company or involving theft or fraud.

         Mr. McCleery was a director of Medsana Medical Systems Inc. between January, 1992 and December, 1995. Medsana was cease-traded on January 21, 1994 by the British Columbia

Securities Commission for failure to file financial statements. To Mr. McCleery's knowledge, the cease trade order is still in effect.

         None of the principals of the Company has, during the past five years, been declared bankrupt or made a voluntary assignment in bankruptcy or made a proposal under bankruptcy or insolvency legislation or been subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold his assets.

Management of BII

         As of March 1, 1998, BII had a total of 35 employees and consultants (See "Personnel of BII" below). The directors and management team of BII and their resumes are described briefly below.

Stephen Lubard, Chairman
Dr. Lubard is Chairman and founder of BII. He is also one of the founders and Chief Executive Officer of Arete. It was Dr. Lubard's efforts that took the Veriprint from concept to a manufactured product in less than one year. In addition to BII, Dr. Lubard formed Arete Image Software in 1996, a commercial software company marketing to the entertainment industry. Dr. Lubard brings over 20 years of experience in managing highly complex projects and development of software and systems for solving complex image processing problems. Dr. Lubard holds a Ph.D. in aerospace engineering from the University of Maryland.

Robert Kamm, Chief Executive Officer
Mr. Kamm is an experienced technology entrepreneur and has started two previous technology companies. In 1988, Mr. Kamm co-founded a value-added software company called Online Mortgage Documents ("Online") as the company's President. Online provided a mortgage document preparation service similar to CompuTax's tax preparation service for certified public accountants. In 1996, Mr. Kamm co-founded VideoActive Corp. ("VideoActive") and served as the company's Chief Operating Officer and Chief Financial Officer. VideoActive was formed to create a digital Pay Per View ("PPV") movie/video service for implementation within the cable industry. VideoActive is a technology/entertainment company whose PPV movie service relies on unique Digital Video Server technology internally developed by VideoActive. Mr. Kamm is co-author of a software-oriented patent which is currently pending. Mr. Kamm left VideoActive when the company retained an individual with an extensive cable/entertainment background to take the company to the next level. Mr. Kamm has an MBA in Finance from UCLA.

Parker Eagerton
Mr. Eagerton is the Vice-President of Operations and has over 20 years manufacturing experience. Mr. Eagerton's career includes experience with Alcatel Corporation where he was responsible for establishing a plant location in Mexico and most recently for Solectron Corporation, a turnkey manufacturer ("Solectron"). At Solectron, Mr. Eagerton was a Senior Manufacturing Advisor and was responsible to Sun for the manufacturing strategy of its new fibre channel product. Mr. Eagerton has expertise in the areas of devising cost effective manufacturing strategies and assuring that products are engineered and designed with manufacturing in mind.

David Gittelson
Mr. Gittelson is Vice-President of Sales for BII and has over ten years' experience selling sophisticated electronics systems to major organizations in the security and telecommunication fields. He has worked closely with major companies such as MCI, Sprint, ADT, Ameritech and Wells Fargo to tailor large orders to their specifications.

Mel Wieting
Mr. Wieting is Vice-President of Engineering for BII and has 15 years of experience in software and hardware engineering. He worked for 14 years at Lawrence Livermore National Laboratory, where he worked on and managed projects involving the design and development of complex computer based electronic systems. Mr. Wieting specializes in overall systems design and is an experienced programmer.

Personnel of BII

         As of March 1, 1999, BII had a total of 35 full-time employees and consultants. Of these, five (5) employees serve in a management and administration capacity, thirteen (13) employees serve in a sales and marketing capacity, sixteen (16) employees serve in an engineering and research and development capacity, and one (1) employee serves in a manufacturing capacity. These employees operate out of the following offices of BII:

  -------------------------------------------------------------------------------------------------------------------
                                                                   ENGINEERING,
                                 MGMT. &          SALES &           RESEARCH &
       OFFICE LOCATION            ADMIN.         MARKETING         DEVELOPMENT         MANUFACTURING    TOTAL
  -------------------------------------------------------------------------------------------------------------------
  Sherman Oaks, CA                  4                5                  9                    0           18
  -------------------------------------------------------------------------------------------------------------------
  Tracy, CA                         1                2                  3                    1           7
  -------------------------------------------------------------------------------------------------------------------
  Tucson, AZ                        0                0                  4                    0           4
  -------------------------------------------------------------------------------------------------------------------
  Dayton, Ohio                      0                1                  0                    0           1
  -------------------------------------------------------------------------------------------------------------------
  London, England and other
  sales staff                       0                5                  0                    0             5
  -------------------------------------------------------------------------------------------------------------------
  Totals:                           5                13                 16                   1           35
                                    =                ==                 ==                   =           ==
  ============================================================================================================-------

ITEM 11  EXECUTIVE COMPENSATION

 Summary Compensation Table

         The table below shows certain compensation information regarding Patrick W. McCleery in his capacity as Chairman, President and Director of the Company during the fiscal year ended December 31, 1998. No other executive officer of the Company received compensation exceeding $100,000 in compensation during this period.

  ==================================================================================================================
                             Annual Compensation                 Long Term Compensation
                             --------------------------------    ------------------------------------
                                                                 Awards                       Payouts
                                                                 ------------------------     -------
  Name and          Year     Salary   Bonus     Other            Securities    Restricted     LTIP       All Other
  Principal                  ($)      ($)       Annual           Under         Shares or      Payouts    Compensation
  Position                                      Compensation     Options/      Restricted     ($)        ($)
                                                ($)              SARs          Share Units
                                                                 Granted (#)   ($)
  ------------------------------------------------------------------------------------------------------------------
  Patrick W.        1998     0        0         $120,059         420,000       0              0          0
  McCleery
  President and
  Director
  ==================================================================================================================

Option Grants During the Most Recently Completed Fiscal Year

         The table below shows information regarding grants of stock options made to Patrick W. McCleery in his capacity as Chairman, President and Director of the Company during the fiscal year ended December 31, 1998.

   ==================================================================================================
                                                                   Market Value
                   Securities       % of Total                     of Securities
                   Under            Options/SARs                   Underlying
                   Options/SARs     Granted to       Exercise or   Options/SARs
                   Granted          Employees in     Base Price    on the Date of        Expiration
   Name            (#)              Fiscal Year      ($/Security)  Grant ($/Security)    Date
   --------------------------------------------------------------------------------------------------
   Patrick W.      420,000          29.9%            $0.23         $0.23                 Jan. 28,
   McCleery                                                                              2001
   ==================================================================================================

Options Exercised During the Most Recently Completed Fiscal Year and Fiscal Year End Option Values

         The following table summarizes the number of underlying Common Shares acquired by Patrick W. McCleery in his capacity as Chairman, President and Director of the Company, pursuant to exercises of stock options during the 12-months ended December 31, 1998, and the aggregate value realized upon exercise and the number of Common Shares of the Company covered by unexercised options as at December 31, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option.

=================================================================================================================
                                                    Unexercised Options/SARs at    Value of Unexercised in the
                    Securities    Aggregate         Dec. 31, 1998  (#)             Money Options/SARs at
Name                Acquired on   Value Realized                                   Dec. 31, 1998  ($)
                    Exercise      ($)               Exercisable   Unexercisable    Exercisable   Unexercisable
-----------------------------------------------------------------------------------------------------------------
Patrick W.          0             0                 420,000                        N/A
McCleery
=================================================================================================================

 Compensation of Directors and Renumeration of Senior Officers

         The Company has no standard arrangement to which Directors are compensated by the Company for their services in their capacity as Directors other than the unissued Treasury shares reserved for the grant of Directors' Stock Options. There has been no other arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during the Company's financial year ended December 31, 1998.

         During the Company's most recently completed fiscal year, 665,000 incentive stock options were granted to directors of the Company (this number does not include the 420,000 options granted to Mr. McCleery, which are referenced above) and no incentive stock options were exercised by directors of the Company who are not executive officers.

         Two (2) senior officers received an aggregate cash renumeration of $154,600 for the fiscal year ended December 31, 1998. In addition, a total of $36,561 was paid to Rand Edgar Investment Corp. and Wayne Johnstone for consulting fees.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of management of the Company as of March 1, 1998, no person beneficially owns more than five percent (5%) of any class of the Company's voting securities. The following table sets forth the total amount of any class of the Company's voting securities owned by its executive officers and directors, as a group, as of March 1, 1998.

  ----------------------------------------------------------------------------------------------------------
                                                   Number of                                Percentage
  Name and Address                                 Common Shares                            of Class
  ----------------------------------------------------------------------------------------------------------
  All executive officers and directors
  as a group (5 persons)                           2,978,241(1)                             9%
  ----------------------------------------------------------------------------------------------------------

(1) Of these shares, a total of 2,089,633 shares are held by Mrs. McCleery, Mrs. Johnstone, and by Rand Edgar Capital Corp., a private British Columbia company, which is owned by the wives of Mr. Rand and Brian Edgar and of which Mr. Rand is a director. Although these shares are included above, Messrs. McCleery, Johnstone, and Rand disclaim any beneficial interest in shares held by their spouses or by companies controlled by their spouses.

Section 16(a) Beneficial Ownership Reporting Compliance

         On February 2, 1999, Forms 3 were filed late for Patrick W. McCleery, President and Director; William A. Rand, Director; Chester Idziszek, Director; Wayne D. Johnstone, Director, and Saundra J. Zimmer, Corporate Secretary. On February 26, 1999, Forms 4 were filed late for Patrick W. McCleery, President and Director (reporting periods -- November 1998; December 1998) and Wayne D. Johnstone, Director (reporting periods -- November 1998; January 1999). On February 26, 1999, Forms 5 were filed late for Patrick W. McCleery, President and Director; William A. Rand, Director ; Chester Idziszek, Director; Wayne D. Johnstone, Director, and Saundra J. Zimmer, Corporate Secretary.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain directors of the Company are officers and/or directors of, or are associated with, other publicly traded companies and such associations could give rise to conflicts of interest from time to time. Given that most of these companies are natural resource companies, such conflicts seem unlikely. Nevertheless, the directors are required by law to act honestly and in good faith with a view to the best interests of the Company and its shareholders and to disclose any personal interest which they may have in any material transaction which is proposed to be entered into with the Company and to abstain from voting as a director for the approval of any such transaction.

         The only material transactions between the Company or any of its subsidiaries and any director, senior officer, principal shareholder or any associates or affiliates of the foregoing, within the past three years, are as follows:

         June 12, 1998 Acquisition of Interest in BII

         The BII acquisition was arranged by Rand Edgar Capital Corp. ("RECC"), a private company controlled by the spouses of Brian Edgar and William Rand. Mr. Rand is a director of the Company. RECC originally entered into a memorandum of understanding with BII and with Arete dated March 18, 1998, amended and replaced May 20, 1998 (collectively the "MoA"). RECC assigned its interest in the MoA to the Company on May 21, 1998 in exchange for a fee of US$145,000, plus reimbursement of its expenses. As of June 12, 1998, RECC had elected to take its fee in the form of 715,575 common shares of the Company to be issued at a price of $0.30 per share. These shares were to be issued in pro rata tranches in accordance with the tranche advances being made by the Company to BII. These finders fee shares were actually issued in the form of special warrants at a price of $0.30 per special warrant. Each special warrant is exercisable without the payment of any additional consideration into one common share of the Company. As at December 31, 1998, the Company had issued 250,450 shares to RECC under the terms of this agreement.

         December 29, 1998 Private Placement

         Patrick W. McCleery, Wayne Johnstone, Rand Edgar Capital Corp. and Wendy McCleery, wife of Patrick W. McCleery, agreed to participate in the December 29, 1998 Offering (see Item 5 above) as follows: Mr. McCleery subscribed for 500,000 Units, Mr. Johnstone for 96,050 Units, Mrs. McCleery for 823,000 Units and Rand Edgar Capital Corp. for 661,500 Units.

         May 15, 1998 Private Placement

         Insiders of the Company who participated in the May 15, 1998 Private Placement (see Item 5 above) were Wendy McCleery (as to 1,000,000 special warrants), Rand Edgar Capital Corp. (as to 300,000 special warrants) and Wayne Johnstone (as to 100,000 special warrants).

         August 21, 1996 Private Placement

         Patrick W. McCleery participated in the August 21, 1996 Private Placement (see Item 5 above) as to 500,000 units.

         June 29, 1996 Private Placement

         The following insiders participated in the June 29, 1996 Private Placement (see Item 5 above): Patrick W. McCleery subscribed for 750,000 units and Rand Edgar Capital Corp. subscribed for 100,000 units.

         As of December 31, 1998, there were no management contracts between the Company and any of its officers or directors, and no officer or director was indebted to the Company.

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)1 and (a)2.    Financial Statements

         This information is contained in Item 8 of this Annual Report on Form 10-K.

(a)3.    Exhibits

         3.1    Registrant's Articles of Continuance into the State of Wyoming.
         3.2.   Registrant's By-Laws, as amended.
         3.3    Registrant's Articles of Amendment re Authorized Stock.
         10.1   BII Agreement, dated June 12, 1998
         10.2   Inlet Resources, Ltd. Agreement, dated January 21, 1998
         27.1   Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three months ended on December 31, 1999.

(c)      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOMETRIC SECURITY CORP.
                                            Registrant

                                            By:      /s/ Patrick W. McCleery
                                                  -----------------------------
                                                  Name:  Patrick W. McCleery
                                                  Title: President

Date:    March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Directors of the registrant, on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ Patrick W. McCleery            Patrick W. McCleery, Chairman, President and Director
   -------------------------------
Date:    March 30, 1999


By       /s/ William A. Rand                William A. Rand, Director
   -------------------------------
Date:    March 30, 1999


By       /s/ Wayne Johnstone                Wayne Johnstone, Director
   -------------------------------
Date:    March 30, 1999