Form 10-K/A
period 1998-12-31
BIOMETRIC SECURITY CORP/BC
filed 1999-05-05
CIK 1000168

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-26696

                            BIOMETRIC SECURITY CORP.
                   (FORMERLY KNOWN AS SONOMA RESOURCE CORP.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    WYOMING                                          PENDING
          STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)

        SUITE 1940, 400 BURRARD STREET,                              V6C 3A6
      VANCOUVER, BRITISH COLUMBIA, CANADA                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (604) 687-4144 SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------  -----------------------------------------
        N/A                             N/A

SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON SHARES WITH NO PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 1999, based upon the closing price of the common stock on the Vancouver Stock Exchange for such date, was approximately $6,790,252. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ]

    Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    The number of outstanding shares of the Registrant's common stock on March 15, 1999 was 32,501,078.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not Applicable
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


                                                        YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                            1998       1997       1996       1995       1994
                                           -------    -------    -------    -------    -------
Rate at End of Period....................  $0.6504    $0.6999    $0.7301    $0.7323    $0.7103
Average Rate During Period...............   0.6740     0.7197     0.7333     0.7285     0.7321
High Rate................................   0.7105     0.7487     0.7513     0.7527     0.7632
Low Rate.................................   0.6341     0.6945     0.7245     0.7023     0.7103



     On March 12, 1999, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.6564 U.S. = $1.00 Canadian.

                               TABLE OF CONTENTS


PART I
Item 1..........  Business
Item 2..........  Properties
Item 3..........  Legal Proceedings
Item 4..........  Submission of Matters to a Vote of Security Holders

PART II
Item 5..........  Market for Registrant's Common Equity and Related
                  Stockholder Matters
Item 6..........  Selected Financial Data
Item 7..........  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations
Item 7A.........  Quantitative and Qualitative Disclosures About Market Risk
Item 8..........  Financial Statements and Supplementary Data
Item 9..........  Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure

PART III
Item 10.........  Directors and Executive Officers of the Registrant
Item 11.........  Executive Compensation
Item 12.........  Security Ownership of Certain Beneficial Owners and
                  Management
Item 13.........  Certain Relationships and Related Transactions

PART IV
Item 14.........  Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

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

     As at December 31, 1998, the Company had a total of six subsidiaries related to its Argentinean resource activities (see Business of the Company -- Historical Operations). The Company plans to sell or otherwise dispose of these subsidiaries. The particulars regarding these subsidiaries are as follows:

                                                    DATE OF         JURISDICTION OF     PERCENTAGE
NAME OF SUBSIDIARY                               INCORPORATION       INCORPORATION     OWNERSHIP(1)
------------------                             -----------------    ---------------    ------------
Sonoma Resource de Argentina S.A.............  November 30, 1995       Argentina           100%
Castano S.A..................................     August 7, 1996       Argentina           100%
Castano Mining (Barbados) Ltd................       June 6, 1996        Barbados           100%
Cerro Toro S.A...............................     August 5, 1996       Argentina           100%
Cerro Toro Mining (Barbados) Ltd.............       June 6, 1996        Barbados           100%
Sonoma Resource (Bermuda) Ltd................       June 5, 1996         Bermuda           100%

---------------
(1) Represents the percentage of voting securities held. None of the subsidiaries has any non-voting securities outstanding.


Of these subsidiaries, only Sonoma Resource de Argentina S.A. has assets. The others have no operations and only insignificant assets, if any.

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


DESIGNATION                                   PRINCIPAL AMOUNT        OUTSIDE PURCHASE DATE
-----------                                   ----------------    ------------------------------
Tranche A & B...............................    US$  350,000      Previously advanced
Tranche C...................................    US$  900,000      Advanced on June 12, 1998
Tranche D...................................    US$  500,000      Advanced on August 12, 1998
Tranche E:
  First advance.............................   US$    75,000      Advanced on November 13, 1998
  Second advance............................    US$  250,000      Advanced on November 25, 1998
  Third advance.............................    US$  250,000      Advanced on December 18, 1998
  Fourth advance............................    US$  550,000      Advanced on January 29, 1999
  Fifth advance.............................    US$  125,000      April 16, 1999
Tranche F...................................    US$  500,000      April 16, 1999
Tranche G...................................   US$ 1,500,000      May 12, 1999
                                               -------------
     Total:.................................   US$ 5,000,000
                                               =============



     The convertible debentures will bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code and, if not converted, will become payable five years after the closing date of the first acquisition which was June 12, 1998. Interest is payable annually, in arrears, on the unpaid balance.


     The Company may exercise its rights of conversion at any time. The convertible debentures will automatically be converted on the earlier of an initial public offering by BII or the acquisition of BII by a third party. If all rights of conversion are exercised, the Company will be entitled to receive the percentages of issued common stock of BII specified in the following table.

                                                              % UPON CONVERSION
DESIGNATION                                                   OF ENTIRE TRANCHE    AGGREGATE %(1)
-----------                                                   -----------------    --------------
Tranche A, B & C............................................        20.00%             20.00%
Tranches D & E..............................................        13.33%             33.33%
Tranches F & G..............................................        11.67%             45.00%

---------------
(1) Total percentage for the Tranche and all prior Tranches.

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


     Fingerprint biometrics has specific applications within many different markets, and includes both closed and open systems. Examples of a closed system are time and attendance control and security access. Examples of open systems are Internet security and electronic commerce. The Company has been informed that BII's strategy has been to initially focus upon the time and attendance and access control markets where a need exists.


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


     BII's Veriprint 2100 is a complete system consisting of a processor, scanner, terminal and BII's proprietary patent pending software. The Veriprint 2100 is a self-contained system geared toward applications such as time and attendance and access control. To date, over 2,000 Veriprint 2100's have been installed in customer locations. This product sells for less than US$900 retail.


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

     In 1997, BII introduced its first Biometric fingerprint product based on optical sensor technology, and recently introduced its second generation optical device in October, 1998. There are over 2,000 units installed in various sites around the world. Additionally, BII believes it has become an acknowledged expert on "silicon chip" based fingerprint sensor technology which appears to be the next generation sensor, replacing optics over time. BII has a "virtual manufacturing" strategy pursuant to which BII utilizes sub-contractors to assemble parts. BII has also established a strategic relationship with PrimeTech, an ISO 9000 qualified manufacturer, and BII has developed three major products:

     1. Veriprint 2100 Optical Terminal ("V2100") -- Complete biometric terminal with case, keypad and LED screen.

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


     - The V1100 features on-board verification and template storage for fingerprint data from up to 1500 people and on-board Programmable Digital Signal Processor.



     3. BII Fingerprint Software Suite -- Crucial component, featuring a new decision algorithm "Ridge Recognition" and a complete software suite for the operation and management of a fingerprint biometric system. This suite features the following:


     - Ridge Recognition Algorithm -- BII's "patent pending" fingerprint verification algorithm. BII believes that recognition algorithm is the key decision engine for a biometric system and a crucial area of competitive advantage for BII. BII has developed what it believes is an entirely new approach to fingerprint recognition focusing on ridge patterns instead of minutia.

     - Fake Finger Detection -- BII believes that a crucial issue for biometric systems is their ability to respond to challenges to security. BII believes it has developed a technology solution which can detect a latex/rubber fake finger. To date, BII believes this program is unique and will provide significant advantage in the field.

     - Other Features of the Suite -- Encryption, "One to Many" (which utilizes a data base search) and Application Software Interface.

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

     One of the primary motivators for the deployment of biometrics in this market is the reduction of fraud associated with "buddy punching" (clocking in and out for an absent co-worker). According to market researcher Frost and Sullivan (1997, World Biometrics Market), companies lose over US$1 billion every year because of this problem. Buddy punching is relatively easy because cards and person identification numbers ("PINs") are not intrinsically linked to the card holder. Biometric information can also be interfaced with a company's payroll and productivity systems and can present data in a more accurate, secure and efficient fashion.

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


     There are estimated to be over 40 million PCs in U.S. households (home offices, etc.), with approximately 7.5 million new PCs sold into the home market each year (U.S. Consumer Electronic Association). BII does not expect the home PC market to be as large a market as the corporate marketplace. However, protection of the home PC and its information is expected to increase as people become increasingly electronically focused. As with other new technologies, the proving grounds for biometrics will be in the corporate marketplace. As these devices achieve acceptance, BII believes that it is reasonable to expect that over time these products will be deployed in the home market and that retail distribution will be achieved.


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

     BII intends to aggressively develop a suite of fingerprint software products leveraging its ridge recognition algorithms as the primary element. This software suite will be marketed to large information technology companies working to create a software standard. Future research and development work will focus on:

     - V-1100 -- the design and production of a new V-1100 chip which will have template storage on the chip as well and the ability for the unit to perform verification.

     - V-1500 -- product development -- the unit will incorporate a second board which will provide additional functions, such as ethernet connection, multiple communication paths, additional memory and built-in Weigand capability ("Weigand" is a primitive computer language used for inter-computer communications). Weigand capability is important for the access control market.

  Competition


     There appear to be dozens of biometric companies in the business or publicizing that they are entering the biometric industry. BII believes that it is only reasonable to expect that as market opportunities start to materialize, competition will increase. In analyzing the current competitive landscape, BII believes that the majority of the new companies entering the market are focused in the areas of PC and NT network security and the financial transaction areas (smart card and electronic commerce). BII believes that the majority of its competitors are leveraging "minutia"-based algorithms, either of their own creation or licensed from another company. BII believes that its two-dimensional ridge approach with distortion handling is superior for this marketplace.


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

  Uncertainty of Protection of Proprietary Technology


     BII's ability to compete effectively will depend in part on its ability to maintain the proprietary nature of its technology, products and manufacturing processes. BII principally relies upon patent, copyright, trade secret and contract law to establish and protect its proprietary rights. The success of BII's products business will depend in part on its proprietary technology and BII's protection of such technology. Arete holds United States and foreign patents covering certain of its products and technologies and has other patent applications pending. BII licenses its technology from Arete.



     No assurance can be given that the claims allowed on any patents held by BII will be sufficiently broad to protect BII's technology. In addition, no assurance can be given that any patents issued to BII will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to BII. The loss of patent protection on BII's technology or the circumvention of its patent protection by competitors could have a material adverse effect on BII's ability to compete successfully in its products business. There can be no assurance that any existing or future patent applications by Arete or BII will result in issued patents with the scope of the claims sought, or at all, that any current or future issued or licensed patents, trade secrets or know-how will afford sufficient protection against competitors with similar technologies or processes, or that any patents issued will not be infringed upon or designed around by others.

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

  Dependence on Key Personnel

     BII's success will depend upon its ability to retain its current senior management team and key technical, marketing and sales personnel and its ability to identify, attract and retain additional highly qualified personnel. BII's employees may voluntarily terminate their employment with BII at any time, and competition for qualified employees, especially engineers, is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out BII's strategy is often lengthy. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on BII's business, financial condition and results of operations. As BII is also dependent on relationships it has developed with the staff of Arete Associates, including an agreement between BII and Arete pursuant to which Arete is to provide BII with the services of four full-time equivalent engineers, any breakdown of these relationships could also have a similar material adverse effect.

  Applicability of Company Management's Expertise

     The expertise and experience of the Company's management is principally in the resource exploration and development industry. As such, at least in the immediate future, the Company's management must rely to a large extent upon the expertise and experience of BII's management.

  Risk of Year 2000 Noncompliant Systems

     The year 2000 issue is a general term used to refer to certain business implications of the arrival of the new millennium. In simple terms, these implications arise largely because it has been normal practice for computer hardware and software to use only two digits rather than four to record the year in date fields. On January 1, 2000, when the year is designated as "00", many computer systems could either fail completely or create erroneous data as a result of misinterpretation of the year. In some cases, date sensitive systems may begin to fail prior to January 1, 2000. The results of failures may range from relatively minor processing inaccuracies to catastrophic system malfunctions. Failures may affect not only hardware and software used to process everyday business information but also the imbedded computers that control plant machinery, robotics, office equipment, elevators and building climate and security systems.

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


  Conflicts of Interest


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

     Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), the Company continued into the State of Wyoming (the "Continuation"), where it is now governed by the Wyoming Business Corporations Act. The Company's management has subsequently determined that the Company should continue back to British Columbia. In order to solicit shareholder approval for such continuation, the Company filed on March 5, 1999, as required by the Securities Exchange Act of 1934 (the "Exchange Act"), a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") which was reviewed by the staff (the "Staff") of the SEC in accordance with rules promulgated under the Exchange Act. Based on such review, the Staff informally advised the Company that the Staff believes that the original Continuation was an event that would have required, under the Securities Act of 1933 (the "Securities Act"), the filing of a registration statement with the SEC. The Staff further advised that it would consider arguments that registration was not so required. The Company requested its special counsel for U.S. securities matters ("U.S. Counsel") to conduct further analysis in response to the Staff's advice. Following such analysis U.S. Counsel concluded that there are substantial arguments that under applicable law the effectuation of the Continuation should not have required the filing of a registration statement. Upon request of the Company, U.S. Counsel prepared a written submission, dated March 19, 1999, to present these arguments to the Staff.

     In response to this submission, on March 25, 1999, the Staff orally advised the Company's U.S. Counsel that the Staff was maintaining its original position that the Continuation required registration under the Securities Act. The Company has decided to resolve this matter by filing a registration statement under the Securities Act for an "offer in rescission" (the "Registration Statement") in connection with the shares deemed to have been offered in connection with the Continuation. In that event, during the period between the Continuation and the effective date of the Registration Statement (effectiveness occurring only after the Company has successfully responded to all comments of the Staff regarding the Registration Statement, including possibly in an amendment thereto) persons who were shareholders of the Company at the time of the Continuation may have common law remedies for a possible violation of the registration requirement under the Securities Act. The exposure of the Company in that event is difficult to quantify because such shareholders were, prior to the Continuation, provided their statutory right of dissent under the Company Act (British Columbia) to be paid the fair market value of their shares if they dissented from the Continuation. No holder of Company shares exercised such dissent right. Pursuant to the offer in rescission to be issued by the Company, holders of Company shares at the time of the Continuation would be offered the right to have their shares repurchased by the Company at their fair market value at the time of the Continuation.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 9, 1998, at an Extraordinary General Meeting, the shareholders of the Company voted to continue the Company in the state of Wyoming, to change the name of the Company to Biometric Security Corp., and to increase the Company's authorized capital to an unlimited number of common shares. The shareholder vote for the continuance was 4,883,862 votes in favor, 24,226 votes against, and 440 abstentions. The shareholder vote for the name change was 4,895,524 votes in favor, 12,664 votes against, and 400 abstentions. The shareholder vote for the increase in common shares was 4,901,744 votes in favor, 6,824 votes against, and zero abstentions.

     Effective November 10, 1998, the change of name and continuance of the Company in the state of Wyoming had been completed. Effective November 12, 1998, the increase of the Company's authorized capital to an unlimited number of common shares had taken place.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common shares (the "Common Shares") of the Company are quoted for trading on the Vancouver Stock Exchange (the "VSE") under the symbol "BMS". As of March 15, 1999, there were 32,501,078 Common Shares issued and outstanding, held by 2,203 shareholders of record. The following table sets out the range of high and low closing prices as reported on the VSE for the fiscal periods indicated:

                                                                HIGH        LOW
                                                              (CDN. $)    (CDN. $)
                                                              --------    --------
FISCAL YEAR ENDED DEC. 31, 1997
  First Quarter.............................................    1.15        1.05
  Second Quarter............................................    0.86        0.50
  Third Quarter.............................................    0.46        0.30
  Fourth Quarter............................................    0.33        0.27
FISCAL YEAR ENDED DEC. 31, 1998
  First Quarter.............................................    0.27        0.16
  Second Quarter............................................    0.52        0.18
  Third Quarter.............................................    0.36        0.16
  Fourth Quarter............................................    0.25        0.18

     On March 15, 1999, the closing price of the Common Shares on the VSE was $0.25.

     The Common Shares are also traded from time to time on the over-the-counter market in the United States.

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

UNREGISTERED SALES OF SECURITIES DURING THE LAST THREE YEARS

  For the Period Ended December 31, 1998

     On December 29, 1998, the Company commenced a private placement of 11,666,666 units (the "Units") to qualified investors at a price of $0.15 per Unit. Each Unit offered consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable for a period of two years from closing and will entitle the holder to purchase one common share at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. For that offering, Goepel McDermid Inc. (the "Agent") acted as agent and placed 6,666,666 Units. The Company placed 5,000,000 Units directly. The Agent received a commission of 10% of the gross proceeds raised from its portion of the offering, which was paid in cash ($100,000). As additional compensation, the Agent was granted a warrant to acquire up to 1,000,000 shares of the Company, which is that number of shares equal to 15% of the number of Units placed by it for a period of two years at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. The price of the Units was determined by the Company and the Agent with reference to the recent trading prices of the Company's common shares on the VSE.

     The offering commenced on December 29, 1998 and closed on January 29, 1999. The Company received $1,750,000 in total proceeds. This transaction was effected in reliance upon the exemption from United States securities law registration requirements provided by Regulation S under the Securities Act of 1933 (the

"Securities Act") because none of the securities were offered or sold in the United States or to "U.S. persons" other than "distributors" (as such quoted terms are defined in Regulation S).

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

     On February 20, 1996, the VSE approved a private placement, announced on December 5, 1995, of 100,000 units of the Company at a price of $0.80 per unit. Daniel J. Kunz, at the time the President and a director of the Company, was the sole participant in the private placement. Each unit in the private placement consisted of one common share and one non-transferable share purchase warrant entitling Mr. Kunz to purchase a further common share of the Company for two years at a price of $0.80 per share during the first year and $0.92 per share during the second year.

     Except for the first transaction described above (which, as noted, was effected in reliance on the exemption provided under Regulation S of the Securities Act), the transactions above were effected in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act on the basis that such transactions did not involve any public offering.

ITEM 6  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below with respect to the Company's consolidated statements of operations for each of the three fiscal years in the period ended December 31, 1998 and with respect to the consolidated balance sheets at December 31, 1998 and 1997, are derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended December 31, 1995 and 1994, and balance sheet data at December 31, 1996, 1995 and 1994 have been derived from audited consolidated financial statements of the Company not included in this Annual Report on Form 10-K. (These financial statements, which included a note reconciling differences between U.S. and Canadian Generally Accepted Accounting Principles ("GAAP"), were filed with the Company's Annual Reports on Form 20-F.)

     The following selected financial consolidated financial data should be read in conjunction with the consolidated financial statements for the Company and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.

     As a result of the Company's Continuation into the State of Wyoming, the Company has adopted U.S. GAAP and restated prior years figures to be in accordance with U.S. GAAP. As the functional currency of the Company is Canadian dollars, all amounts are in Canadian dollars.

                                                     FOR THE FISCAL YEARS ENDED DEC. 31,
                                      ------------------------------------------------------------------
                                         1998           1997          1996          1995         1994
                                      -----------    ----------    ----------    ----------    ---------
                                       (STATED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE DATA)
                                      ------------------------------------------------------------------
Revenue.............................   $     159      $    175      $    102      $    211      $    36
Net income (loss)...................   $  (5,684)     $ (2,200)     $ (1,259)     $ (1,142)     $  (406)
Net income (loss) per share.........   $   (0.30)     $  (0.13)     $  (0.14)     $  (0.20)     $ (0.10)
Cash dividends declared per share...   $       0      $      0      $      0      $      0      $     0
Working capital.....................   $      10      $  3,072      $  6,369      $  1,936      $ 1,846
Total assets........................   $   4,007      $  8,274      $ 10,451      $  2,721      $ 2,010
Total liabilities...................   $     299      $    283      $    571      $     91      $   143
Share capital.......................   $  13,789      $ 12,388      $ 12,077      $  3,567      $ 1,662
Retained earnings (deficit).........   $ (10,080)     $ (4,397)     $ (2,197)     $   (937)     $   204

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

  Current Capital Resources and Liquidity

     Since inception, the Company's capital resources have been limited. Since cash generated from operations has been nominal, the Company has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. The Company has acquired the right to invest up to US $5,000,000 into BII by way of the acquisition of convertible debentures (see Item 1 -- Business of the Company). As at December 31, 1998, the Company had invested US $2,325,000 into BII, and invested an additional US $550,000 on January 29, 1999, leaving another US $2,125,000 to possibly be invested in the future. As at December 31, 1998, the Company had working capital of approximately $10,478. In January 1999, the Company raised an additional net proceeds of $1,650,000 by way of the sale of shares of the Company, some of which was used to make the additional US$550,000 investment in BII. The Company's current working capital is not sufficient to make the rest of the investment in BII.

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

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

  Results of Operations

     A $0.30 loss per share in the fiscal year ended December 31, 1998 resulted from cash and short-term investment earnings of $159,118 less expenses of $1,250,578 and mineral property write-offs of $4,592,237. This is compared to a $0.13 loss per share in the fiscal year ended December 31, 1997 from cash and short-term investment earnings of $175,185, expenses of $759,182, and mineral property write-offs of $1,615,898.

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

          a) Completed Private Placements commencing on December 29, 1998, which consisted of:

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

          c) Invested an additional US $550,000 in BII debentures.

          d) Announced an extraordinary general meeting to the shareholders of the Company to be held on April 12, 1999, at which time the shareholders would vote on the Company's proposal to continue to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting date was subsequently postponed and has not yet been rescheduled. (See Item 3 -- Legal Proceedings, regarding certain U.S. securities matters and the Company's current plans to continue back to British Columbia.)

YEARS ENDED DECEMBER 31, 1997 AND 1996

  Results of Operations

     A $0.13 loss per share in the fiscal year ended December 31, 1997 resulted from cash and short-term investment earnings of $175,185 less expenses of $759,182 and mineral property write-offs of $1,615,898. This is compared to a $0.14 loss per share in the fiscal year ended December 31, 1996 from cash and short-term investment earnings of $102,147, expenses of $826,609 and mineral property write-offs of $534,853.

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

     Administrative costs in 1996 increased 36.4% over 1995 as a result of the Company's move to new office premises, the hiring of additional personnel, advertising, promotional, exploration and travel costs incurred to support the Company's mineral projects.

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

     The Company also granted the underwriters 250,000 special compensation options as partial compensation for the placement of the Special Warrants. Each special compensation option entitled the underwriter to acquire, without further consideration, one compensation option. Each compensation option was exercisable for one unit at a price of $1.10 per unit to January 31, 1999. Each unit consists of one common share and one-half of a share purchase warrant, with each whole warrant entitling the underwriter to purchase one additional share for $1.30 per share to January 31, 1999.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Auditors' Report to the Shareholders........................  F-2
2.   Consolidated Balance Sheets as at December 31, 1998 and       F-3
       1997......................................................
3.   Consolidated Statements of Operations and Deficit for the     F-4
       Years Ended December 31, 1998, 1997 and 1996..............
4.   Consolidated Statements of Cash Flows for the Years Ended     F-5
       December 31, 1998, 1997
       and 1996..................................................
5.   Notes to Consolidated Financial Statements..................  F-6

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

                                            Chartered Accountants

Vancouver, Canada
February 23, 1999

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

                          CONSOLIDATED BALANCE SHEETS
                        (EXPRESSED IN CANADIAN DOLLARS)
                           DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    ----------
                           ASSETS
Current assets:
     Cash...................................................  $   245,182    $3,330,110
     Amounts receivable.....................................       55,076        19,002
     Prepaid expenses.......................................        9,257         6,252
                                                              -----------    ----------
                                                                  309,515     3,355,364
Equipment and leasehold improvements (note 3)...............       60,758       248,213
Mineral properties (note 4).................................           --     4,670,516
Investment (note 5).........................................    3,637,219            --
                                                              -----------    ----------
                                                              $ 4,007,492    $8,274,093
                                                              ===========    ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities...............  $   148,262    $  283,105
     Loan payable (note 6)..................................      150,775            --
                                                              -----------    ----------
                                                                  299,037       283,105
Shareholders' equity:
     Share capital (note 7):
          Authorized:
          Unlimited (1997 -- 100,000,000) common shares
          Issued:
          20,834,412 (1997 -- 16,448,962) common shares.....   13,128,263    12,387,691
     Advances on share subscriptions (note 7(b))............      660,592            --
     Deficit................................................  (10,080,400)   (4,396,703)
                                                              -----------    ----------
                                                                3,708,455     7,990,988
Continuing operations (note 1)
Commitments and contingencies (notes 5 and 13)
Subsequent events (notes 5, 6, 7 and 14)....................
                                                              -----------    ----------
                                                              $ 4,007,492    $8,274,093
                                                              ===========    ==========

On behalf of the Board:

                         , Director

                         , Director

          See accompanying notes to consolidated financial statements.

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998          1997          1996
                                                         ------------   -----------   -----------
Revenue:
     Interest and other income.........................  $    159,118   $   175,185   $    62,670
     Gain on disposal of marketable securities.........            --            --        39,477
                                                         ------------   -----------   -----------
                                                              159,118       175,185       102,147
General and administrative expenses:
     Business consultants..............................        78,306        87,345       158,305
     Depreciation and depletion........................         9,858        67,100         8,500
     Finder's fee (note 5).............................        99,822            --            --
     Foreign exchange gain.............................       (80,041)      (20,198)      (20,630)
     Interest and bank charges.........................        14,449         2,159         2,507
     Legal, audit and accounting.......................       563,234       141,256        66,461
     Management fees...................................       120,059       127,121       164,451
     Office expense....................................       113,851       113,570       136,891
     Public listing....................................        66,153        37,035        38,080
     Salaries, wages and administration................        56,129        61,979        68,841
     Travel, accommodation and promotion...............       159,891       103,332       203,203
                                                         ------------   -----------   -----------
                                                            1,201,711       720,699       826,609
                                                         ------------   -----------   -----------
                                                           (1,042,593)     (545,514)     (724,462)
Other expenses:
     Write-off of mineral properties (note 4)..........     4,592,237     1,615,898       534,853
     Mineral exploration...............................            --        16,395            --
     Loss on disposal of equipment.....................        48,867        22,088            --
                                                         ------------   -----------   -----------
                                                            4,641,104     1,654,381       534,853
                                                         ------------   -----------   -----------
Loss for the year......................................    (5,683,697)   (2,199,895)   (1,259,315)
Deficit, beginning of year.............................    (4,396,703)   (2,196,808)     (937,493)
                                                         ------------   -----------   -----------
Deficit, end of year...................................  $(10,080,400)  $(4,396,703)  $(2,196,808)
                                                         ============   ===========   ===========
Loss per share.........................................  $      (0.30)  $     (0.13)  $     (0.14)
                                                         ============   ===========   ===========
Weighted average number of shares......................    18,825,977    16,170,395     8,933,410
                                                         ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Cash flows from operating activities:
  Loss for the year.....................................  $(5,683,697)  $(2,199,895)  $(1,259,315)
  Adjustments to reconcile loss for the year to net cash
     used in operating activities:
       Write-off of mineral properties..................    4,592,237     1,615,898       534,853
       Loss on disposal of equipment....................       48,867        22,088            --
       Depreciation and depletion.......................        9,858        67,100         8,500
       Accrued interest income on investment............      (79,989)           --            --
       Non-cash fees and expenses.......................      112,322            --            --
       Gain on disposal of marketable securities........           --            --       (39,477)
       Decrease (increase) in amounts receivable........      (36,074)       29,846       107,230
       Decrease (increase) in prepaid expenses..........       (3,005)       36,303        31,331
       Increase (decrease) in accounts payable and
          accrued liabilities...........................     (134,844)     (287,647)      479,671
                                                          -----------   -----------   -----------
Net cash used in operating activities...................   (1,174,325)     (716,307)     (137,207)
Cash flows from investing activities:
  Proceeds on sale of marketable securities.............           --            --       193,527
  Equipment and leasehold improvements..................      (22,781)      (79,658)     (223,643)
  Proceeds on disposal of equipment and leasehold
     improvements.......................................      151,512            --            --
  Mineral properties....................................     (145,306)   (3,033,103)   (2,998,691)
  Security deposit (paid) recovered.....................      185,335            --      (138,000)
  Proceeds on sale of mineral properties................       38,250            --            --
  Investment............................................   (3,557,230)           --            --
                                                          -----------   -----------   -----------
Net cash used in investing activities...................   (3,350,220)   (3,112,761)   (3,166,807)
Cash flows from financing activities:
  Loan payable..........................................      250,000            --            --
  Repayment of loan payable.............................      (99,225)           --            --
  Issuance of common shares.............................      628,250     5,417,045     3,403,506
  Advances on share subscriptions.......................      660,592            --            --
                                                          -----------   -----------   -----------
Net cash provided by financing activities...............    1,439,617     5,417,045     3,403,506
                                                          -----------   -----------   -----------
Increase (decrease) in cash.............................   (3,084,928)    1,587,977        99,492
Cash, beginning of year.................................    3,330,110     1,742,133     1,642,641
                                                          -----------   -----------   -----------
Cash, end of year.......................................  $   245,182   $ 3,330,110   $ 1,742,133
                                                          ===========   ===========   ===========

---------------


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


          Sonoma Resource de Argentina S.A. (Argentina)

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

  (j) Comparative figures:


     Certain of the prior years' comparative figures have been reclassified to conform with the presentation adopted for 1998.


3.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

                                                                1998        1997
                                                              --------    --------
Equipment...................................................  $ 67,759    $ 71,320
Automotive equipment........................................        --     209,179
Leasehold improvements......................................    19,138      15,941
                                                              --------    --------
                                                                86,897     296,440
Accumulated depreciation....................................   (26,139)    (48,227)
                                                              --------    --------
                                                              $ 60,758    $248,213
                                                              ========    ========

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

4. MINERAL PROPERTIES:

     The continuity of mineral property acquisition costs, exploration and development expenditures, write-offs and deferred expenditures at year end is as follows:


                                                                      CHUBUT AND
                                         CERRO TORO      CASTANO       SAN LUIS
                                       PROPERTIES(A)    GROUP(B)    PROPERTIES(C)    OTHER(C)      TOTAL
                                       --------------   ---------   --------------   ---------   ----------
Balance, December 31, 1997...........    $3,983,092     $      --      $687,424      $     --    $4,670,516
  Exploration and development
     expenditures:
       Access costs..................           772            --            --            --           772
       Assays........................            --            --         2,882            --         2,882
       Communication.................            --            --           332            --           332
       Contract labour and
          supervision................         5,737            --            --            --         5,737
       Data acquisition and
          analysis...................           941            --           596            --         1,537
       Equipment and field
          supplies...................         5,231            --           259            --         5,490
       Field administration..........        21,674            --            --            --        21,674
       Field car rental and
          transportation.............         3,271            --           389            --         3,660
       Geological and geophysical....        40,471            --        28,810            --        69,281
       Insurance.....................         5,762            --            --            --         5,762
       Legal and other...............        19,552            --         6,687            --        26,239
       Travel and accommodation......         1,669            --           271            --         1,940
                                         ----------     ---------      --------      --------    ----------
                                            105,080            --        40,226            --       145,306
                                         ----------     ---------      --------      --------    ----------
                                          4,088,172            --       727,650            --     4,815,822
  Recovery of security deposit.......            --      (185,335)           --            --      (185,335)
  Deposit received on option
     agreement.......................            --            --            --       (38,250)      (38,250)
  Write-offs.........................    (4,088,172)      185,335      (727,650)       38,250    (4,592,237)
                                         ----------     ---------      --------      --------    ----------
  Balance, December 31, 1998.........    $       --     $      --      $     --      $     --    $       --
                                         ==========     =========      ========      ========    ==========

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      CHUBUT AND
                                        CERRO TORO      CASTANO        SAN LUIS
                                      PROPERTIES(A)     GROUP(B)    PROPERTIES(C)    OTHER(C)      TOTAL
                                      --------------   ----------   --------------   ---------   ----------
Balance, December 31, 1996..........    $1,591,602     $1,000,818      $217,877      $305,014    $3,115,311
Acquisition costs...................         7,610        165,308        55,726        31,637       260,281
Exploration and development
  expenditures:
     Access costs...................        66,273             --        27,030            --        93,303
     Assays.........................       109,858             --            --            --       109,858
     Camp...........................         2,121             --            --            --         2,121
     Communication..................        15,802             --            --            --        15,802
     Contract drilling..............     1,203,985             --            --            --     1,203,985
     Contract labour and
       supervision..................        82,045             --        16,685            --        98,730
     Data acquisition and
       analysis.....................        19,512             --         2,364        22,516        44,392
     Equipment and field supplies...       156,120             --        42,676           512       199,308
     Field administration...........       149,318             --           860            --       150,178
     Field car rental and
       transportation...............        77,563             --        15,021           364        92,948
     Geological and geophysical.....       394,316          1,400       200,277        30,280       626,273
     Insurance......................        23,369             --         1,308           707        25,384
     Legal and other................        19,852             --        33,002        55,620       108,474
     Travel and accommodation.......        63,746             --        74,598         1,722       140,066
                                        ----------     ----------      --------      --------    ----------
                                         2,383,880          1,400       413,821       111,721     2,910,822
                                        ----------     ----------      --------      --------    ----------
                                         3,983,092      1,167,526       687,424       448,372     6,286,414
Write-offs..........................            --     (1,167,526)           --      (448,372)   (1,615,898)
                                        ----------     ----------      --------      --------    ----------
Balance, December 31, 1997..........    $3,983,092     $       --      $687,424      $     --    $4,670,516
                                        ==========     ==========      ========      ========    ==========

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

5.  INVESTMENT:

Investment, at cost.........................................  $3,557,230
  Accrued interest receivable...............................      79,989
                                                              ----------
                                                              $3,637,219
                                                              ==========

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          DEBENTURE
DATES                                                  AMOUNTS (U.S. $)   SHARES
-----                                                  ----------------   -------
February 1, 1999 (paid)..............................     $  550,000       78,713
February 22, 1999....................................        125,000       17,889
March 12, 1999.......................................        500,000       71,558
May 12, 1999.........................................      1,500,000      214,673
                                                          ----------      -------
                                                          $2,675,000      382,833
                                                          ==========      =======

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

7.  SHARE CAPITAL:

  (a) Issued:

                                                               NUMBER
                                                             OF SHARES       AMOUNT
                                                             ----------    -----------
Balance at December 31, 1996...............................  11,128,962    $ 6,970,646
Issued during the year for cash by way of:
     Private placement of special warrants, net of issue
       costs...............................................   5,000,000      5,106,645
     Exercise of warrants..................................     200,000        184,000
     Exercise of options...................................     120,000        126,400
                                                             ----------    -----------
Balance at December 31, 1997...............................  16,448,962     12,387,691
Issued during the year for cash by way of:
     Private placements....................................   4,035,000        605,250
     Exercise of options...................................     100,000         23,000
Issued during the year for finder's fee (note 5)...........     250,450         75,135
                                                             ----------    -----------
                                                             20,834,412     13,091,076
Allotted during the year for:
     Finder's fee (note 5).................................      82,292         24,687
     Carrying charges (note 6).............................      65,789         12,500
                                                             ----------    -----------
Balance at December 31, 1998...............................  20,982,493    $13,128,263
                                                             ==========    ===========

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

  (b) Advances on share subscriptions:

     At December 31, 1998, the Company had received advances on share subscriptions for 4,403,950 units at $0.15 per unit in connection with:


- a brokered private placement of 6,666,666 units at $0.15 per unit for total proceeds of $1,000,000; and



- a non-brokered private placement of 5,000,000 units at $0.15 per unit for total proceeds of $750,000.


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

  (c) Share purchase warrants:

     The continuity of share purchase warrants during 1998 is as follows:


                                            BALANCE,                                              BALANCE,
                              EXERCISE    DECEMBER 31,                            EXPIRED OR    DECEMBER 31,
EXPIRY DATE                    PRICE          1997         GRANTED    EXERCISED    CANCELLED        1998
-----------                   --------    ------------     -------    ---------   ----------    ------------
January 26, 1998...........  $     1.47        37,000            --       --         (37,000)            --
August 21, 1998............        1.25     1,400,000            --       --      (1,400,000)            --
October 22, 1998...........        1.30     2,500,000            --       --      (2,500,000)            --
October 22, 1998/1999......   0.15/0.17            --       660,000       --              --        660,000
March 31, 1999/2000........   0.15/0.17            --     3,375,000       --              --      3,375,000
                                            ---------     ---------      ---      ----------      ---------
                                            3,937,000     4,035,000       --      (3,937,000)     4,035,000
                                            =========     =========      ===      ==========      =========

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     The continuity of share purchase warrants during 1997 is as follows:

                                           BALANCE,                                              BALANCE,
                             EXERCISE    DECEMBER 31,                            EXPIRED OR    DECEMBER 31,
EXPIRY DATE                   PRICE          1996         GRANTED    EXERCISED    CANCELLED        1997
-----------                  --------    ------------     -------    ---------   ----------    ------------
January 26, 1997/1998.....  $1.28/1.47        37,000            --         --            --         37,000
June 22, 1997.............        0.92       700,000            --   (100,000)     (600,000)            --
June 29, 1997.............        0.92       300,000            --         --      (300,000)            --
September 14, 1997........        0.92       150,000            --         --      (150,000)            --
December 5, 1997..........        0.92       100,000            --   (100,000)           --             --
August 21, 1998...........        1.25     1,400,000            --         --            --      1,400,000
October 22, 1998..........        1.30            --     2,500,000         --            --      2,500,000
                                           ---------     ---------   --------    ----------      ---------
                                           2,687,000     2,500,000   (200,000)   (1,050,000)     3,937,000
                                           =========     =========   ========    ==========      =========

  (d) Stock options:

     (i) Continuity:

     The continuity of stock options during 1998 is as follows:

                                          BALANCE,                                              BALANCE,
                            EXERCISE    DECEMBER 31,                            EXPIRED OR    DECEMBER 31,
EXPIRY DATE                   PRICE         1997         GRANTED    EXERCISED    CANCELLED        1998
-----------                 --------    ------------     -------    ---------   ----------    ------------
April 27, 1998............    $1.00         100,000            --         --      (100,000)(a)          --
September 14, 1998........     0.34          30,000            --         --       (30,000)(a)          --
October 30, 1999..........     1.33         387,261            --         --      (387,261)(a)          --
January 21, 2000..........     0.34         130,000            --         --      (130,000)(a)          --
January 21, 2000..........     1.36         390,000            --         --      (390,000)(a)          --
July 6, 2000..............     0.32              --        50,000         --            --         50,000
August 28, 2000...........     0.20              --       100,000         --            --        100,000
January 28, 2001..........     0.23              --     1,640,000(a) (100,000)    (285,000)     1,255,000
                                          ---------     ---------   --------    ----------      ---------
                                          1,037,261     1,790,000   (100,000)   (1,322,261)     1,405,000
                                          =========     =========   ========    ==========      =========

---------------
(a) During 1998, these 1,037,261 outstanding options were cancelled and replaced with the 1,640,000 options at $0.23 per share expiring January 28, 2001.

     The continuity of stock options during 1997 is as follows:

                                            BALANCE,                                             BALANCE,
                              EXERCISE    DECEMBER 31,                           EXPIRED OR    DECEMBER 31,
EXPIRY DATE                     PRICE         1996        GRANTED    EXERCISED    CANCELLED        1997
-----------                   --------    ------------    -------    ---------   ----------    ------------
February 16, 1997...........    $0.90          40,000          --     (40,000)           --             --
January 30, 1998............     0.91          50,000          --          --       (50,000)            --
April 27, 1998..............     1.00         100,000          --          --            --        100,000
September 14, 1998..........     1.10          70,000          --     (40,000)      (30,000)(b)          --
September 14, 1998..........     0.34              --      30,000(b)       --            --         30,000
December 8, 1998............     0.97         373,635          --          --      (373,635)            --
July 31, 1999...............     1.12          10,000          --          --       (10,000)            --
September 25, 1999..........     1.16          50,000          --     (40,000)      (10,000)            --
October 30, 1999............     1.33         387,261          --          --            --        387,261
January 21, 2000............     1.36              --     620,000          --      (230,000)(b)     390,000
January 21, 2000............     0.34              --     230,000(b)       --      (100,000)       130,000
                                            ---------     -------    --------    ----------      ---------
                                            1,080,896     880,000    (120,000)     (803,635)     1,037,261
                                            =========     =======    ========    ==========      =========

---------------

(b) During 1997, these options were repriced to $0.34 per share.

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $0.16, $0.17 and $0.89 on the date of grant, using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                                              1998   1997   1996
                                                              ----   ----   ----
Expected dividend yield.....................................    0%     0%     0%
Risk-free interest rate.....................................  6.2%   5.0%   6.1%
Expected life (years).......................................    2      2      2
Expected volatility over expected life......................  139%   139%   139%


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


                                                 1998           1997           1996
                                              -----------    -----------    -----------
Loss for the year:
     As reported............................  $(5,683,697)   $(2,199,895)   $(1,259,315)
     Compensation expense under FAS 123.....      286,558        152,888        458,384
                                              -----------    -----------    -----------
Pro forma loss for the year.................  $(5,970,255)   $(2,352,783)   $(1,717,699)
                                              ===========    ===========    ===========
Pro forma loss per share....................  $     (0.32)   $     (0.15)   $     (0.19)
                                              ===========    ===========    ===========


8.  FINANCIAL INSTRUMENTS:

     The fair values of the Company's cash, amounts receivable, accounts payable and accrued liabilities and loan payable approximate their carrying amounts because of the immediate or short term to maturity of these financial instruments.

9.  NON-CASH FINANCING AND INVESTING ACTIVITIES:

     The Company has the following non-cash financing and investing activities:

                                                       1998        1997        1996
                                                     --------    --------    --------
Financing activities:
     Shares issued and allotted for finders fee....  $ 99,822    $     --    $     --
     Shares allotted as consideration for loan
       payable.....................................    12,500          --          --
                                                     --------    --------    --------
                                                     $112,322    $     --    $     --
                                                     ========    ========    ========
Investing activities:
     Accrued interest income on investment.........  $(79,989)   $     --    $     --
                                                     ========    ========    ========

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                                                         MINERAL
                                                     EXPLORATION AND
1998                                                   DEVELOPMENT       CORPORATE        TOTAL
----                                                 ---------------    -----------    -----------
Revenue............................................    $        --      $   159,118    $   159,118
General and administrative expenses................             --        1,201,711      1,201,711
Other expenses.....................................      4,592,237           48,867      4,641,104
                                                       -----------      -----------    -----------
Loss for the year..................................    $(4,592,237)     $(1,091,460)   $(5,683,697)
                                                       ===========      ===========    ===========
Capital expenditures (recovered)...................    $   (78,279)     $ 3,428,299    $ 3,350,220
                                                       ===========      ===========    ===========
Identifiable assets................................    $        --      $ 4,007,492    $ 4,007,492
                                                       ===========      ===========    ===========
1997
Revenue............................................    $        --      $   175,185    $   175,185
General and administrative expenses................             --          720,699        720,699
Other expenses.....................................      1,632,293           22,088      1,654,381
                                                       -----------      -----------    -----------
Loss for the year..................................    $(1,632,293)     $  (567,602)   $(2,199,895)
                                                       ===========      ===========    ===========
Capital expenditures...............................    $ 3,033,103      $    79,658    $ 3,112,761
                                                       ===========      ===========    ===========
Identifiable assets................................    $ 4,670,516      $ 3,603,577    $ 8,274,093
                                                       ===========      ===========    ===========
1996
Revenue............................................    $        --      $   102,147    $   102,147
General and administrative expenses................             --          826,609        826,609
Other expenses.....................................        534,853               --        534,853
                                                       -----------      -----------    -----------
Loss for the year..................................    $  (534,853)     $  (724,462)   $(1,259,315)
                                                       ===========      ===========    ===========
Capital expenditures...............................    $ 3,136,691      $    30,116    $ 3,166,807
                                                       ===========      ===========    ===========

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

11.  RELATED PARTY TRANSACTIONS:

     During 1998, fees of $156,620 (1997 -- $233,348; 1996 -- $324,500) were charged by certain directors or companies controlled by them for management, consulting, accounting and administrative services. Management believes the costs of related party services approximate amounts that would have been paid for similar services rendered by unrelated parties.

     Included in accounts payable and accrued liabilities at December 31, 1998 is $15,044 (1997 -- $35,332) payable to a director and a company controlled by a director related to the above fees.

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1998 would initially be recorded as a deferred credit on the consolidated balance sheet and amortization of $9,551 would be recorded for the 1998 fiscal year.

     A reconciliation of the effects of the differences between Canadian GAAP and United States GAAP on the balance sheets and statements of operations and deficit is summarized as follows:

                                                                1998        1997
                                                              --------    --------
Total liabilities under United States GAAP..................  $299,037    $283,105
Deferred foreign exchange gain, net of amortization of
  $9,551....................................................    76,324          --
                                                              --------    --------
Total liabilities under Canadian GAAP.......................  $375,361    $283,105
                                                              ========    ========

                                                                 1998          1997
                                                              ----------    ----------
Shareholders' equity under United States GAAP...............  $3,708,455    $7,990,988
Adjustments:
     Deferral of foreign exchange gain......................     (85,875)           --
     Amortization of deferred foreign exchange gain.........       9,551            --
                                                              ----------    ----------
                                                                 (76,324)           --
                                                              ----------    ----------
Shareholders' equity under Canadian GAAP....................  $3,632,131    $7,990,988
                                                              ==========    ==========

                                                 1998           1997           1996
                                             ------------    -----------    -----------
Loss for the year under United States
  GAAP.....................................  $ (5,683,697)   $(2,199,895)   $(1,259,315)
Adjustments:
     Deferral of foreign exchange gain.....       (85,875)            --             --
     Amortization of deferred foreign
       exchange gain.......................         9,551             --             --
     Realized gain on disposal of trading
       securities..........................            --             --         32,923
                                             ------------    -----------    -----------
                                                  (76,324)            --         32,923
                                             ------------    -----------    -----------
Loss for the year under Canadian GAAP......    (5,760,021)    (2,199,895)    (1,226,392)
Deficit, beginning of year under Canadian
  GAAP.....................................    (4,396,703)    (2,196,808)      (970,416)
                                             ------------    -----------    -----------
Deficit, end of year under Canadian GAAP...  $(10,156,724)   $(4,396,703)   $(2,196,808)
                                             ------------    -----------    -----------
Loss per share under Canadian GAAP.........  $      (0.31)   $     (0.13)   $     (0.14)
                                             ============    ===========    ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages, positions and offices of directors and officers of the Company.

          NAME            AGE             POSITIONS AND OFFICES WITH THE COMPANY
          ----            ---             --------------------------------------
Patrick W. McCleery       59         Chairman, President and Director
Chester Idziszek          51         Director
William A. Rand           56         Director
Wayne Johnstone           44         Director
Saundra Zimmer            36         Corporate Secretary

MANAGEMENT OF THE COMPANY

     The Company has a total of five full and part-time employees and consultants. The employees and consultants forming the management team and the directors of the Company and their resumes are described briefly below.

Patrick W. McCleery, Chairman, President and Director

     Mr. McCleery is the Chairman, President and a Director of the Company and is employed by the Company on a full time basis. Mr. McCleery devotes approximately 100% of his time to the Company. Mr. McCleery has served the Company as President since September 11, 1997, as Chairman since November 1, 1995 and as a Director since February, 1984. Mr. McCleery has been a director and/or senior officer of several publicly listed junior resource issuers (these companies included International All-North Resources Ltd. (formerly, All-North Resources Ltd.) and Medsana Medical Systems Inc. (formerly, Northfork Ventures Inc.)).

Chester Idziszek, Director

     Mr. Idziszek is a Director of the Company. Mr. Idziszek devotes approximately 10% of his time to the Company. Mr. Idziszek has served the Company in this capacity since March 1, 1995. Mr. Idziszek is also the President and CEO and a director of Adrian Resources Ltd., and a director of: Oromine Explorations Ltd., Braddick Resources Ltd., Cross Lake Minerals Ltd., Fresco Developments Ltd. and Norcan Resources Ltd. He is also President and a director of Madison Enterprises Corporation, Buffalo Diamonds Ltd., Hyperion Resources Corp. and Maracote International Resources Inc. (formerly, Cherry Lane Fashion Group). He was a director of Arequipa Resources Ltd. between July 1993 and August 1996. In addition, from 1990 to 1992, he was the Chief Executive Officer, President and a Director of Prime Equities International Corporation. Mr. Idziszek was also President of Prime Explorations Ltd. from 1987 to 1990. In addition, he has been a director and/or officer of numerous other junior mining and resource companies trading on the Vancouver Stock Exchange (these companies include Image Data International, La Plata Gold Corporation, Barrier Technology, Haddington Resources Ltd., Arlo Resources Ltd., Minamerica Corporation and Waseco Resources Inc. Of these companies, Adrian Resources Ltd., Madison Enterprises Corporation and Maracote International Resources Inc. each have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Idziszek has a B.Sc. (Geology) degree from University of Waterloo (1971) and an M.Sc. (Appl. Min. Expl.) degree from the University of Waterloo.

William A. Rand, Director

     Mr. Rand is a Director of the Company. Mr. Rand devotes approximately 10% of his time to the Company. Mr. Rand has served the Company in this capacity since November 1, 1995. Mr. Rand is a Director of Rand Edgar Investment Corp., an investment firm in Vancouver, B.C. which provides advisory services to the Company. Prior to that, Mr. Rand was a partner in a law firm and practiced securities law. Mr. Rand currently sits on the board of a number of publicly traded resource companies (these companies include Citation Resources Inc., Consolidated Team Resources Corp., Dome Ventures, Inc., Broadlands Resources Corp., International Curator Resources Ltd., International Uranium Corp., Lexacal Investment Corp., Lundin Oil AB, Red Sea Oil Corporation, Santa Catalina Mining Corp., South Atlantic Resources Corp., Tanganyika Oil Co. Ltd., and Tenke Mining Corp.). Of the companies for which Mr. Rand is a director, Broadlands Resources Ltd., International Curator Resources Ltd., International Uranium Corp., Lundin Oil AB and Tenke Mining Corp. each have a class of securities registered pursuant to Section 12 of the Exchange Act. Mr. Rand has considerable expertise in organizing and managing emerging public mineral resource exploration companies. Mr. Rand has a B.Comm. degree from McGill University
(1963), an LLB degree from Dalhousie University (1966) and an LLM degree from the London School of Economics (1977).

Wayne Johnstone, Director

     Mr. Johnstone is a Director of the Company. Mr. Johnstone devotes approximately 70% of his time to the Company. Mr. Johnstone has served the Company in this capacity since June 30, 1998 and was a Director of the Company's predecessor, Sonoma Resource Corp., from August, 1989 to November, 1995. Mr. Johnstone is a self-employed chartered accountant providing consulting and accounting services to various publicly traded companies. Prior to that Mr. Johnstone served as a senior accountant for Viceroy Resource Corp. and controller of Baja Gold Inc. (a company which merged with Viceroy Resource Corp.) from February, 1994 to December, 1996. Prior to that Mr. Johnstone served as an accountant for Weston Mineral Services Ltd., a private British Columbian company. Mr. Johnstone has a B.Comm. degree from The University of British Columbia (1978).

Saundra Zimmer, Secretary

     Ms. Zimmer is the Secretary of the Company and is employed by the Company on essentially a full time basis. Ms. Zimmer devotes approximately 75% of her time to the Company. Ms. Zimmer has served the Company as Secretary since June 21, 1995 and was previously Secretary of the Company from August 1989 and May 1993. Ms. Zimmer has been the Administrative Assistant of the Company since August 1, 1995 and before that from 1986 and 1990. From 1990 to 1995, she was the Administrative Assistant of Rich Coast Resources Ltd. She has been a director of Alantra Venture Corp. since March 1998, and Corporate Secretary of Kaieteur Resource Corporation since November 1, 1995.

DIRECTORS AND SENIOR OFFICERS

     The following is a list of the current directors and senior officers of the Company, their municipalities of residence, their current positions with the Company and their principal occupations during the past five years:

          NAME AND MUNICIPALITY                              PRINCIPAL OCCUPATION FOR
               OF RESIDENCE                                     PREVIOUS FIVE YEARS
          ---------------------                              ------------------------
Patrick W. McCleery(1)....................  Director of the Company since February, 1984; Chairman of
  Vancouver, B.C.                           the Company since November, 1995; President of the Company
  Chairman, President, Director             since September, 1997.

          NAME AND MUNICIPALITY                              PRINCIPAL OCCUPATION FOR
               OF RESIDENCE                                     PREVIOUS FIVE YEARS
          ---------------------                              ------------------------
Chester Idziszek..........................  Director of the Company since March, 1995; President of
  West Vancouver, B.C.                      Adrian Resources Ltd., a junior resource company located in
  Director                                  Vancouver, B.C. since April, 1993 and CEO since June, 1994;
                                            prior to that he was CEO, President and Director of Prime
                                            Equities International Corporation, an investment firm
                                            located in Vancouver, B.C., from June 1990 to December 1992 and from February 1987 to June 1990 was President of Prime
                                            Explorations Ltd., the exploration arm for the Prime Group of Companies.
William A. Rand (1).......................  Director of the Company since November, 1995; he has been
  Vancouver, B.C.                           an investment banker with Rand Edgar Capital Corp., an
  Director                                  investment banking firm located in Vancouver, B.C., since
                                            October, 1992; prior to that he was a partner of Rand,
                                            Edgar and Sedun, a law firm located in Vancouver.
Wayne Johnstone (1).......................  Director of the Company since June, 1998 (and was a
  Bowen Island, B.C.                        Director of the Company's predecessor, Sonoma Resource
  Director                                  Corp., from August, 1989 to November, 1995); he has been a self-employed chartered accountant since January, 1997.
                                            Prior to that he was a senior accountant for Viceroy
                                            Resource Corp. and controller of Baja Gold Inc. (a company which merged with Viceroy Resource Corp.) from February,
                                            1994 to December, 1996. Prior to that he was an accountant for Weston Mineral Service Ltd. from January, 1990 to
                                            January, 1994.
Saundra J. Zimmer.........................  Secretary of the Company since June, 1995; prior to that
  Langley, B.C.                             she was Administrative Assistant of Rich Coast Resources
  Secretary                                 Ltd., a junior resource company located in Vancouver, B.C.
                                            from October, 1990 to August, 1995; prior to that she was
                                            Administrative Assistant of the Company.

---------------

(1) Member of the Company's Audit Committee.

     Other than receiving stock options from time to time, the directors of the Company are not compensated for serving as directors (see Item 11 -- Executive Compensation -- Compensation of Directors and Remuneration of Senior Officers). See Item 12 -- Security Ownership of Certain Beneficial Owners and Management for particulars of the shares held by the directors and senior officers.

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

                                                                ENGINEERING,
                                        MGMT. &     SALES &      RESEARCH &
OFFICE LOCATION                         ADMIN.     MARKETING    DEVELOPMENT     MANUFACTURING   TOTAL
---------------                         -------    ---------    ------------    -------------   -----
Sherman Oaks, CA......................       4           5              9               0           18
Tracy, CA.............................       1           2              3               1            7
Tucson, AZ............................       0           0              4               0            4
Dayton, Ohio..........................       0           1              0               0            1
London, England and other sales
  staff...............................       0           5              0               0            5
                                         -----      ------         ------          ------       ------
Totals:...............................       5          13             16               1           35
                                         =====      ======         ======          ======       ======

ITEM 11  EXECUTIVE COMPENSATION

     Set out below are particulars of compensation paid to the following persons (the "Named Executive Officers"):

     (a)  the Company's chief executive officer;

     (b) each of the Company's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds US $100,000 per year; and

     (c) any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of the Company at the end of the most recently completed fiscal year.

     As at December 31, 1998, the end of the most recently completed fiscal year of the Company, the Company had one Named Executive Officer, Patrick W. McCleery, the Chairman of the Board, President and a Director of the Company.

  Summary Compensation Table

     The following table is a summary of compensation paid to the Named Executive Officer for each of the Company's three most recently completed fiscal years.

                                              ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                         -----------------------------   ----------------------------------
                                                                                  AWARDS            PAYOUTS
                                                                         ------------------------   -------
                                                                                      RESTRICTED
                                                                                        SHARES
                                                             OTHER       SECURITIES       OR
                                FISCAL                       ANNUAL        UNDER      RESTRICTED
NAME AND                         YEAR                     COMPENSATION    OPTIONS        SHARE       LTIP      ALL OTHER
PRINCIPAL POSITION              ENDED    SALARY   BONUS       ($)         GRANTED        UNITS      PAYOUTS   COMPENSATION
------------------              ------   ------   -----   ------------   ----------   ----------    -------   ------------
Patrick W. McCleery...........   1998     0        0        $120,059      420,000          0         N/A         0
Chairman of the Board and        1997     0        0        $127,122            0          0         N/A         0
President                        1996     0        0        $117,196      359,761          0         N/A         0

     The Company has no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to the Named Executive Officer during the Company's most recently completed fiscal year. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year, other than a plan for options, SARs (stock appreciation rights) or restricted share compensation.

  Option Grants During the Most Recently Completed Fiscal Year

     The table below shows information regarding grants of stock options made to Patrick W. McCleery in his capacity as Chairman, President and Director of the Company during the fiscal year ended December 31, 1998.

                                                                    MARKET VALUE                     POTENTIAL REALIZABLE
                                                                    OF SECURITIES                      VALUE AT ASSUMED
                        SECURITIES     % OF TOTAL                    UNDERLYING                      ANNUAL RATES OF STOCK
                          UNDER       OPTIONS/SARS                  OPTIONS/SARS                    PRICE APPRECIATION FOR
                       OPTIONS/SARS    GRANTED TO    EXERCISE OR     ON THE DATE                          OPTION TERM
                         GRANTED      EMPLOYEES IN    BASE PRICE      OF GRANT       EXPIRATION     -----------------------
NAME                       (#)        FISCAL YEAR    ($/SECURITY)   ($/SECURITY)        DATE          5%($)        10%($)
----                   ------------   ------------   ------------   -------------   -------------   ---------    ----------
Patrick W.
  McCleery...........    420,000          23.5%         $0.23           $0.23       Jan. 28, 2001    $9,950       $20,286

  Options Exercised During the Most Recently Completed Fiscal Year and Fiscal Year End Option Values

     The following table summarizes the number of underlying Common Shares acquired by the Named Executive Officer, pursuant to exercises of stock options during the 12 months ended December 31, 1998, and the aggregate value realized upon exercise and the number of Common Shares of the Company covered by unexercised options as at December 31, 1998. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise or base price of the option.

                                                                                          VALUE OF UNEXERCISED IN THE
                        SECURITIES      AGGREGATE       UNEXERCISED OPTIONS/SARS AT          MONEY OPTIONS/SARS AT
                         ACQUIRED         VALUE              DEC. 31, 1998 (#)                 DEC. 31, 1998 ($)
                            ON           REALIZED      ------------------------------    ------------------------------
NAME                     EXERCISE          ($)         EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
----                    -----------   --------------   -----------      -------------    -----------      -------------
Patrick W. McCleery...       0              0            420,000                 0             N/A                 0

     There are no compensatory plans or arrangements with respect to the Named Executive Officer resulting from the resignation, retirement or other termination of employment or from a change of control of the Company.

     The Company has no defined benefit or actuarial plans.

  Compensation of Directors

     The Company has no standard arrangement pursuant to which Directors are compensated by the Company for their services in their capacity as Directors other than the unissued Treasury shares reserved for the grant of Directors' Stock Options. There has been no other arrangement pursuant to which Directors were compensated by the Company in their capacity as Directors or for services rendered as consultants or experts during the Company's fiscal year ended December 31, 1998.

     During the Company's most recently completed fiscal year, 665,000 incentive stock options were granted to directors of the Company (this number does not include the 420,000 options granted to Mr. McCleery, which are referenced above) and no incentive stock options were exercised by directors of the Company who are not executive officers.

  Compensation Committee Interlocks and Insider Participation

     The Company currently has no compensation committee, nor any committee that performs the function of a compensation committee. None of the Company's officers or directors serves on a compensation committee, or a committee performing similar functions, of another entity.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     To the knowledge of management of the Company as of March 1, 1999, no person beneficially owns more than five percent (5%) of any class of the Company's voting securities other than as set forth below. The following table sets forth the total amount of any class of the Company's voting securities owned by each of its executive officers and directors and by its executive officers and directors, as a group, as of March 1, 1999.

                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL     PERCENTAGE
NAME AND ADDRESS(1)                                           OWNERSHIP(2)     OF CLASS
-------------------                                           ------------    ----------
Patrick W. McCleery.........................................   4,335,958(3)      12.3%
Chester Idziszek............................................     335,000(4)       1.0%
William A. Rand.............................................   2,148,450(5)       6.4%
Wayne Johnstone.............................................     479,700(6)       1.5%
Saundra J. Zimmer...........................................      95,000(7)      *
                                                               ---------         ----
All executive officers and directors as a group (5
  persons)..................................................   7,394,108(2)      19.9%(2)

---------------

 *  Less than one percent.

(1) The address for each of these persons is Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada V6C 3A6.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The Company makes no representation that any of these options or warrants will be exercised.

(3) Includes currently exercisable options and warrants, and options and warrants exercisable within sixty days hereof to purchase an aggregate of 920,000 shares as to Mr. McCleery and 1,823,000 shares as to Mrs. McCleery, with respect to which Mr. McCleery disclaims any beneficial ownership. Also includes 933,000 shares beneficially owned by Mrs. McCleery, with respect to which Mr. McCleery disclaims any beneficial ownership. The Company makes no representation that any of these options or warrants will be exercised.

(4) Includes currently exercisable options and options exercisable within sixty days hereof to purchase an aggregate of 285,000 shares. The Company makes no representation that any of these options will be exercised.

(5) Includes currently exercisable options and options exercisable within sixty days hereof to purchase an aggregate of 285,000 shares. Also includes 901,950 shares and, in addition, warrants currently exercisable to purchase 961,500 shares, beneficially owned by Rand Edgar Capital Corp., a private British Columbia company, which is owned by the wives of Mr. Rand and Brian Edgar and of which Mr. Rand was a director, with respect to which Mr. Rand disclaims any beneficial ownership. The Company makes no representation that any of these options or warrants will be exercised.

(6) Includes currently exercisable options and warrants, and options and warrants exercisable within sixty days hereof to purchase an aggregate of 291,050 shares. Also includes 10,000 shares owned by

    Mrs. Johnstone, with respect to which Mr. Johnstone disclaims any beneficial ownership. The Company makes no representation that any of these options or warrants will be exercised.

(7) Includes currently exercisable options and options exercisable within sixty days hereof to purchase an aggregate of 95,000 shares. Ms. Zimmer does not own any shares of the Company's Common Stock. The Company makes no representation that any of these options will be exercised.

     To the knowledge of management of the Company, there are no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

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

     The only material transactions between the Company or any of its subsidiaries and any director, senior officer, principal shareholder or any associates or affiliates of the foregoing, within the past fiscal year, are as follows:

        December 29, 1998 Private Placement

          Patrick W. McCleery, Wayne Johnstone, Rand Edgar Capital Corp. ("RECC") and Wendy McCleery, wife of Patrick W. McCleery, agreed to participate in the offering which commenced on December 29, 1998 (see Item 5 above) as follows: Mr. McCleery subscribed for 500,000 Units, Mr. Johnstone for 96,050 Units, Mrs. McCleery for 823,000 Units and RECC for 661,500 Units.

        RECC Loan

          During 1998, RECC loaned the Company a total of $250,000. The loan is unsecured, non-interest bearing and was due on December 26, 1998. A total of $99,225 of the loan was repaid on December 29, 1998, and the balance of the loan of $150,775 was repaid subsequent to December 31, 1998.

          The Company also allotted 65,789 shares at a deemed price of $0.19 per share at December 31, 1998, as allowed for under the rules of the Vancouver Stock Exchange, as consideration for the loan.

        June 12, 1998 Acquisition of Interest in BII

          The BII acquisition was arranged by RECC, a private company controlled by the spouses of Brian Edgar and William Rand. Mr. Rand is a director of the Company. RECC originally entered into a memorandum of understanding with BII and with Arete dated March 18, 1998, amended and replaced May 20, 1998 (collectively the "MoA"). RECC assigned its interest in the MoA to the Company on May 21, 1998 in exchange for a fee of US$145,000, plus reimbursement of its expenses. As of June 12, 1998, RECC had elected to take its fee in the form of 715,575 common shares of the Company to be issued at a price of $0.30 per share. These shares were to be issued in pro rata tranches in accordance with the tranche advances being made by the Company to BII. These finders fee shares were actually issued in the form of special warrants at a price of $0.30 per special warrant. Each special warrant is exercisable without the payment of any additional consideration into one common share of the Company. As at December 31, 1998, the Company had issued 250,450 shares to RECC under the terms of this agreement.

        May 15, 1998 Private Placement

          Insiders of the Company who participated in the May 15, 1998 Private Placement (see Item 5 above) were Wendy McCleery (as to 1,000,000 special warrants), RECC (as to 300,000 special warrants) and Wayne Johnstone (as to 100,000 special warrants).

        Consulting Fees

          During the fiscal year ended December 31, 1998, a total of $36,561 was paid to Rand Edgar Investment Corp. and Wayne Johnstone for consulting fees. Rand Edgar Investment Corp. is owned equally by William A. Rand, a director of the Company, and Brian Edgar.

          As of December 31, 1998, there were no management contracts between the Company and any of its officers or directors, and no officer or director was indebted to the Company.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. and (a)2.  Financial Statements

     This information is contained in Item 8 of this Annual Report on Form 10-K.

(a)3.  Exhibits

      *3.1   Registrant's Articles of Continuance into the State of Wyoming.

      *3.2   Registrant's By-Laws, as amended.

      *3.3   Registrant's Articles of Amendment re Authorized Stock.

     *10.1   BII Agreement, dated June 12, 1998.

     *10.2   Inlet Resources, Ltd. Agreement, dated January 21, 1999.

      21     Subsidiaries of the Registrant.

     *27.1   Financial Data Schedule.

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three months ended on December 31, 1998.

(c)  Financial Data Schedule.

* Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIOMETRIC SECURITY CORP.

                                          By:    /s/ PATRICK W. MCCLEERY
                                            ------------------------------------
                                            Name:  Patrick W. McCleery
                                            Title:  President

Date:  May 3, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons, being a majority of the Directors of the registrant, on behalf of the registrant and in the capacities and on the dates indicated.


             By: /s/ PATRICK W. MCCLEERY                 Patrick W. McCleery, Chairman, President, and
  -------------------------------------------------      Director
                 Date:  May 3, 1999

              By: /s/ CHESTER IDZISZEK                   Chester Idziszek, Director
  -------------------------------------------------
                 Date:  May 3, 1999

               By: /s/ WAYNE JOHNSTONE                   Wayne Johnstone, Director
  -------------------------------------------------
                 Date:  May 3, 1999

               By: /s/ WILLIAM A. RAND                   William A. Rand, Director
  -------------------------------------------------
                 Date:  May 3, 1999

                                 EXHIBIT INDEX

EXHIBITS
--------

  *3.1    Registrant's Articles of Continuance into the State of
          Wyoming.
  *3.2    Registrant's By-Laws, as amended.
  *3.3    Registrant's Articles of Amendment re Authorized Stock.
 *10.1    BII Agreement, dated June 12, 1998.
 *10.2    Inlet Resources, Ltd. Agreement, dated January 21, 1999.
   21     Subsidiaries of the Registrant.
 *27.1    Financial Data Schedule.

---------------

* Previously filed.