Form 10-Q
period 1999-03-31
BIOMETRIC SECURITY CORP/BC
filed 1999-05-14
CIK 1000168

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the quarterly period ended     March 31, 1999
                                                ---------------------

or

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number              000-26696
                       -------------------------------------


                            BIOMETRIC SECURITY CORP.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Wyoming                                             Pending
 ------------------------------                            -------------------
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization                             Identification No.)

    Suite 1940, 400 Burrard Street,
  Vancouver, British Columbia, Canada                          V6C 3A6
-----------------------------------------                     ----------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code   (604) 687-4144
                                                   -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES [_] NO [X]

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

         The number of outstanding shares of the Registrant's common stock on April 30, 1999 was 44,767,743

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



                                                                   Years ending December 31,
-----------------------------------------------------------------------------------------------------------
                                            Three
                                            months         1998         1997         1996         1995
                                            ended          ----         ----         ----         ----
                                           3/31/99
-----------------------------------------------------------------------------------------------------------
  Rate at end of Period                       $0.6626       $0.6504      $0.6999      $0.7301      $0.7323
-----------------------------------------------------------------------------------------------------------
  Average Rate During Period                  $0.6610        0.6740       0.7197       0.7333       0.7285
-----------------------------------------------------------------------------------------------------------
  High Rate                                   $0.6724        0.7105       0.7487       0.7513       0.7527
-----------------------------------------------------------------------------------------------------------
  Low Rate                                    $0.6535        0.6341       0.6945       0.7245       0.7023
-----------------------------------------------------------------------------------------------------------

         On April 30, 1999, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.6860 U.S. = $1.00 Canadian.


         FORWARD-LOOKING STATEMENTS

         Certain of the information contained in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that can cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1   Financial Statements                                                  4

         Consolidated Balance Sheets as at March 31, 1999,
               and December 31,1998                                            4
         Consolidated Statements of Operations and Deficit
               for the Three Months Ended March  31, 1999,
               1998 and 1997                                                   5
         Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 1999, 1998 and 1997                      6
         Notes to Consolidated Financial Statements                            7

Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            14

Item 3   Quantitative and Qualitative Disclosures about
               Market Risk                                                    18

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    18

Item 2   Changes in Securities and Use of Proceeds                            19

Item 3   Defaults upon Senior Securities                                      19

Item 4   Submission of Matters to a Vote of Security Holders                  19

Item 5   Other Information                                                    19

Item 6   Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

PART I -- FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS

BIOMETRIC SECURITY CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in Canadian Dollars)
 (unaudited)


--------------------------------------------------------------------------------

                                                                        March         December 31,       March
                                                                       31, 1999          1998           31, 1998
------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                                $ 155,218        $ 245,182       $3,189,539
   Accounts receivable                                                    63,393           55,076           19,201
   Prepaid expenses, deposits and exploration advances                     7,005            9,257            6,252
-------------------------------------------------------------------------------------------------------------------

                                                                         225,616          309,515        3,214,992

Equipment and leasehold improvements                                      61,161           60,758          177,801

Mineral Properties                                                             -                -        4,737,805

Investment (Note 4)                                                    4,476,467        3,637,219                -
-------------------------------------------------------------------------------------------------------------------

                                                                      $4,763,244       $4,007,492       $8,130,598
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $ 113,352        $ 148,262          225,293
   Loan payable                                                                           150,775                -
-------------------------------------------------------------------------------------------------------------------

                                                                         113,352          299,037          225,293
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Share capital (Note 1)                                             14,787,363       13,128,263       12,387,691
   Shares subscribed                                                      75,000          660,592                -

Deficit                                                              (10,212,471)     (10,080,400)      (4,482,386)
-------------------------------------------------------------------------------------------------------------------

                                                                       4,649,892        3,708,455        7,905,305
-------------------------------------------------------------------------------------------------------------------

                                                                     $ 4,763,244      $ 4,007,492      $ 8,130,598
-------------------------------------------------------------------------------------------------------------------



On Behalf of the Board of Directors



/s/ Patrick W. McCleery                          /s/ Wayne Johnstone
-------------------------------                  -------------------------------
   Director                                          Director

BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

                                                                  1999               1998               1997
-------------------------------------------------------------------------------------------------------------
REVENUE
   Interest                                                 $   56,954         $   31,456       $     51,964
-------------------------------------------------------------------------------------------------------------

EXPENSES
   Advertising                                                       -                  -             26,719
   Audit and legal                                             105,500             11,589             37,372
   Business consultants                                         43,150             12,750             30,236
   Depreciation                                                  2,383              6,927             10,500
   Finder's fee (Note 4)                                        23,615                  -                  -
   Foreign exchange                                             48,381                  -             (6,007)
   Interest and bank charges                                       675                289                948
   Management fees                                              32,100             30,000             30,000
   Offices expenses                                             33,846             15,847             37,699
   Listing costs                                                11,749              2,294              7,130
   Salaries, wages and administration                           22,059             14,965             27,860
   Travel and accommodation                                     30,422              4,752             27,625
-------------------------------------------------------------------------------------------------------------

                                                               353,880             99,413            230,082
-------------------------------------------------------------------------------------------------------------

                                                              (296,926)           (67,957)          (178,118)

GAIN ON SALE OF PROPERTIES                                     164,855                  -                  -
LOSS ON DISPOSAL OF ASSETS                                           -            (17,726)                 -
-------------------------------------------------------------------------------------------------------------

NET LOSS                                                      (132,071)           (85,683)          (178,118)

DEFICIT, BEGINNING OF PERIOD                               (10,080,400)        (4,396,703)        (2,196,808)
-------------------------------------------------------------------------------------------------------------

DEFICIT, END OF PERIOD                                   $ (10,212,471)      $ (4,482,386)      $ (2,374,926)
-------------------------------------------------------------------------------------------------------------


LOSS PER SHARE                                            $     (0.01)       $      (0.01)      $      (0.01)
-------------------------------------------------------------------------------------------------------------

BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

                                                                     1999              1998             1997
-------------------------------------------------------------------------------------------------------------

OPERATIONS
   Loss for the period                                         $ (132,071)       $  (85,683)      $ (178,118)
   Items not involving cash:
      Depreciation                                                  2,383             6,927           10,500
      Loss on disposal of assets                                        -            17,726                -
      Changes in non-cash working capital items                   (40,975)          (58,011)        (380,991)
      Accrued interest on investment                              (55,922)                -                -
      Non-cash fees                                                23,615                 -                -
-------------------------------------------------------------------------------------------------------------

                                                                 (202,970)         (119,041)        (548,609)
-------------------------------------------------------------------------------------------------------------

FINANCING
   Issue of common shares, net                                    974,893                 -        5,417,045
   Repayment of loan                                             (150,775)                -                -
   Advance on share subscription                                   75,000                 -                -
-------------------------------------------------------------------------------------------------------------

                                                                  899,118                 -        5,417,045
-------------------------------------------------------------------------------------------------------------

INVESTMENTS
   Capital assets                                                  (2,786)          (11,064)         (75,831)
   Mineral properties                                                   -           (67,289)      (1,291,165)
   Proceeds on disposal of fixed assets                                 -            56,823                -
   Increase in investment (Note 4)                               (783,326)                -                -
-------------------------------------------------------------------------------------------------------------

                                                                 (786,112)          (21,530)      (1,366,996)
-------------------------------------------------------------------------------------------------------------

CHANGE IN CASH                                                    (89,964)         (140,571)       3,501,440

CASH, BEGINNING OF PERIOD                                         245,182         3,330,110        1,742,133
-------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                            $  155,218       $ 3,189,539      $ 5,243,573
-------------------------------------------------------------------------------------------------------------

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)


--------------------------------------------------------------------------------

1. SHARE CAPITAL

   a) Authorized: Unlimited (1998 - 100,000,000) common shares without par value.

   b) Issued:

                                                                                   Shares            Amount
          --------------------------------------------------------------------------------------------------

          Balance, March 31, 1996                                               7,645,962       $ 3,742,787

          Exercise of warrants                                                  1,983,000         1,790,851
          Exercise of options                                                     100,000            77,800
          Private placement                                                     1,400,000         1,540,000
          Share issue costs                                                                        (180,792)
          --------------------------------------------------------------------------------------------------

          Balance, December 31, 1996                                           11,128,962         6,970,646
          Issued during the year for cash by way of:
             Private placement of special warrants, net of issue costs          5,000,000         5,106,645
             Exercise of warrants                                                 200,000           184,000
             Exercise of options                                                  120,000           126,400
          --------------------------------------------------------------------------------------------------

          Balance, December 31, 1997                                           16,448,962        12,387,691
          Issued during the year for cash by way of:
             Private placements                                                 4,035,000           605,250
             Exercise of options                                                  100,000            23,000
          Issued during the year for finder's fee                                 250,450            75,135
          --------------------------------------------------------------------------------------------------

                                                                               20,834,412        13,091,076
          Allotted during the year for:
             Finder's fee                                                          82,292            24,687
             Carrying charges                                                      65,789            12,500
          --------------------------------------------------------------------------------------------------

          Balance, December 31, 1998                                           20,982,493        13,128,263
          Issued during the period for cash by way of:
             Private placements                                                11,666,666         1,750,000
             Exercise of warrants                                                 100,000            15,000
          --------------------------------------------------------------------------------------------------

                                                                               32,749,159        14,893,263
          Allotted during the period for:
             Finder's fee                                                          78,715            23,615

          Share issue costs                                                                        (129,515)
          --------------------------------------------------------------------------------------------------

          Balance, March 31, 1999                                              32,827,874       $14,787,363
          --------------------------------------------------------------------------------------------------

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

1. SHARE CAPITAL (continued)

   c) During the period ended March 31, 1999 the Company completed brokered and non- brokered private placements that totalled 11,666,666 units at $0.15 per unit for gross proceeds of $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent for the brokered private placement was paid a 10% commission totalling $100,000 and 1,000,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

   d) At March 31, 1999 the company reserved in respect of options and warrants:

      Options:

            NUMBER OF SHARES            EXERCISE PRICE          EXPIRY DATE
            ----------------            --------------          -----------

                1,255,000                   $ 0.23           January 28, 2001
                 50,000                     $ 0.32             July 6, 2000
                 100,000                    $ 0.20            August 28, 2000
        --------------------------

                1,405,000
        ==========================

      Warrants:

            NUMBER OF SHARES            EXERCISE PRICE         EXPIRY DATE
            ----------------            --------------         -----------

                3,275,000                   $ 0.17            March 31, 2000
                  660,000                   $ 0.15          September 10, 1999
                                            $ 0.17          September 10, 2000
               12,666,666                   $ 0.15           January 29, 2000
                                            $ 0.17           January 29, 2001
        --------------------------

               16,601,666
        ==========================

2.   RELATED PARTY TRANSACTIONS

     Fees of $60,188 (1998 - $30,000; 1997 - $81,125) were charged by directors or companies affiliated with them for management, consulting and administrative services.

3.   DIRECTORS

   Mr. P. McCleery
   Mr. W. Rand
   Mr. C. Idziszek
   Mr. W. Johnstone

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------


4.   INVESTMENT

   Investment, at cost.........................................................          $     4,340,556
     Accrued interest receivable...............................................                  135,911
   -----------------------------------------------------------------------------------------------------
                                                                                         $     4,476,467
   -----------------------------------------------------------------------------------------------------

     During 1998 a company entered into an agreement to purchase convertible debentures entitling the Company to acquire up to a 45% interest in Biometric Identification Inc. ("BII"), a private California-based company in the business of developing, manufacturing and marketing fingerprint recognition technology. Under the terms of the agreement, the company has the right to acquire up to US $5,000,000 of convertible debentures to be issued by BII. If all such debentures are acquired and converted into shares of BII, the Company will hold approximately 45% of the issued shares of BII.

     This investment was initiated by a related party which assigned its interest to the Company in exchange for a fee up to US $145,000, plus reimbursement of its expenses. The related party elected to take this fee in the form of 715,575 common shares as a deemed price of $0.30 per share. These shares will be issued in pro-rata tranches on the same basis the debentures are purchased by the Company.

     The debentures have a term of five years from the date of the closing of the first acquisition and bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code.

     At March 31, 1999 the Company had acquired debentures of BII totalling US $2,875,000 in accordance with the terms of the agreement and had issued 250,450 shares and allotted 161,007 shares at a total value of $123,437, to the related party. Additional debenture acquisitions and share issuances for finders fees under the terms of the original agreement are scheduled as follows:

                                                           Debenture
         Dates                                             Amount (US $)             Shares
        ------------------------------------------------------------------------------------------

         April 16, 1999...............................     $    125,000                17,889
         April 16, 1999...............................          500,000                71,558
         May 12, 1999.................................        1,500,000               214,673
        ------------------------------------------------------------------------------------------
                                                           $  2,125,000               304,120
        ------------------------------------------------------------------------------------------

Subsequent to March 31, 1999, the debenture acquisitions scheduled to be made on April 16, 1999, were made and the Company is in the process of negotiating an extension to the May 12, 1999, acquisition.

5.   LOAN PAYABLE

     During 1998, a company affiliated with a director loaned the Company a total of $250,000. The loan was unsecured, non-interest bearing and was due on December 26, 1998. A total of $99,225 of the loan was repaid on December 29, 1999, and the balance of the loan of $150,775 was repaid subsequent to December 31, 1998. The Company allotted 65,789 shares at a deemed price of $0.19 per share at December 31, 1998, as allowed for under the rules of the Vancouver Stock Exchange, as consideration for the loan.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

6.   MINERAL PROPERTIES

     During the year ended December 31, 1998 the Company changed its principal business activity from mineral exploration to the development of fingerprint identification systems and wrote-off its mineral exploration expenditures.

                                                                            1999             1998              1997
--------------------------------------------------------------------------------------------------------------------

ACQUISITION COSTS                                                       $      -         $      -         $  63,311
--------------------------------------------------------------------------------------------------------------------

EXPLORATION AND DEVELOPMENT EXPENDITURES
   Assays                                                                      -            1,926            28,501
   Communication                                                               -              332            19,816
   Contract drilling, excavation and trenching                                 -                -           701,034
   Contract labour and supervision                                             -                -            61,459
   Data acquisition and analysis                                               -            1,368            29,134
   Equipment and field supplies                                                -            3,174           100,138
   Field administration                                                        -            8,930            42,408
   Field car rental and transportation                                         -            1,699            30,718
   Geological and geophysical                                                  -           38,974           145,956
   Insurance                                                                   -            2,994             8,014
   Legal and other                                                             -            7,287            27,255
   Travel and accommodation                                                    -              605            33,421
--------------------------------------------------------------------------------------------------------------------

                                                                               -           67,289         1,227,854
--------------------------------------------------------------------------------------------------------------------

                                                                               -           67,289         1,291,165

MINERAL PROPERTIES, BEGINNING                                                  -        4,670,516         3,115,311
--------------------------------------------------------------------------------------------------------------------

MINERAL PROPERTIES, ENDING                                              $      -      $ 4,737,805       $ 4,406,476
--------------------------------------------------------------------------------------------------------------------

     The Company continues to hold several Argentine properties and has entered into an agreement to grant Inlet Resources Ltd. ("Inlet) an option to purchase up to a 100% interest in these properties. Under the terms of the agreement, the Company granted Inlet an option to purchase up to 90% of the properties, over a three year period, with a buyout of the remaining 10% for US $2,000,000. During the first year the agreement required Inlet to pay the Company US $150,000 in stages, issue the Company 100,000 shares and complete a US $650,000 work program to earn a 50% interest in the properties. During the second and third years the agreement provides that Inlet will pay the Company a total of US $600,000 in stages, issue 200,000 shares and complete work commitments totalling US $1,500,000 to earn an additional 40% interest in the properties. To March 31, 1999 the Company received US $150,000 and 100,000 shares relating to the option agreement.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 and 1997
(unaudited)

--------------------------------------------------------------------------------

7.   CONTINGENCIES:

     a)   Uncertainty due to the Year 2000 Issue:

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

     b)   Contingent Liability

          The Company continued its jurisdiction of incorporation from British Columbia to the State of Wyoming, effective November 10, 1998, and has proposed to continue from Wyoming back into British Columbia in 1999. In the course of their review of the Company's proposal, the United States Securities and Exchange Commission (the "SEC") had advised the Company that they believe the original continuance to Wyoming was an event that would have required the filing of a registration statement with the SEC. As a result, the Company appears to have been in technical violation of the U.S. Securities Act of 1933 (the "Act") and holders of shares of the Company, at the time of the original continuance to Wyoming may have common law remedies under the Act. In addition, the Company is required to offer the U.S. holders of shares of the Company the right to have their shares repurchased by the Company at their fair market value at the time of the original continuance and may be required to offer non-U.S. holders the same right of repurchase.

          No provision has been recorded in the accounts for any contingent loss, as the outcome is not determinable at this time.

8.   SUBSEQUENT EVENTS

     a)   Corporate Continuance

          During the quarter the Company announced an extraordinary general meeting of the shareholders of the Company to be held on April 12, 1999, at which time the shareholders were to vote on the Company's proposal to continue the Company to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting was subsequently postponed and has not yet been re-scheduled.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

8.   SUBSEQUENT EVENTS (con't)

     b)   Private Placement:

          Subsequent to March 31, 1999 the Company completed a brokered private placement of 11,666,665 units at $0.15 per unit to raise gross proceeds of up to $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent will be paid a 10% commission, payable in cash, and 1,600,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

9.   SEGMENTED INFORMATION

          During 1998, the Company adopted the accounting standards related to segment disclosures recently approved by the accounting standard-setting bodies in the United States and Canada. The information presented below is consistent with these standards. The Company has not allocated general and administrative expenses from the corporate segment.

          a)   Operating Segments:

               The Company has determined its operating segments to be mineral exploration and development, and corporate which includes holding investments, based on the way management organizes and manages its business.

                                                        Mineral
                                                     Exploration and
                                                       Development           Corporate            Total
-------------------------------------------------------------------------------------------------------------
1999
----

Revenue                                                $        -          $     56,954         $     56,954
General and administrative                                      -               353,880              353,880
Gain  on sale of assets                                   164,855                      -              164,855
-------------------------------------------------------------------------------------------------------------

(Loss) Gain for the period                             $  164,855          $   (296,926)        $   (132,071)
-------------------------------------------------------------------------------------------------------------

Capital expenditures                                   $        -          $    786,112         $    786,112
-------------------------------------------------------------------------------------------------------------

Identifiable assets                                    $        -          $  4,763,244         $  4,763,244
-------------------------------------------------------------------------------------------------------------

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE THREE MONTHS ENDED MARCH 31, 1999, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

9.   SEGMENTED INFORMATION (con't)

                                                        Mineral
                                                     Exploration and
                                                       Development           Corporate            Total
-------------------------------------------------------------------------------------------------------------

1998
----
Revenue                                                $        -          $     31,456         $     31,456
General and administrative                                      -                99,413               99,413
Loss on sale of assets                                          -               (17,726)             (17,726)
-------------------------------------------------------------------------------------------------------------

(Loss) Gain for the period                             $        -          $    (85,683)        $    (85,683)
-------------------------------------------------------------------------------------------------------------

Capital expenditures (recoveries)                     $    67,289          $    (45,759)        $     21,530
-------------------------------------------------------------------------------------------------------------

Identifiable assets                                   $ 4,737,805          $  3,392,793         $  8,130,598
-------------------------------------------------------------------------------------------------------------


1997
----

Revenue                                                $        -          $     51,964         $     51,964
General and administrative                                      -               230,082              230,082
Gain on sale of properties                                      -                     -                    -
-------------------------------------------------------------------------------------------------------------

(Loss) Gain for the period                             $        -          $   (178,118)        $   (178,118)
-------------------------------------------------------------------------------------------------------------

Capital expenditures (recoveries)                      $1,291,165          $     75,831         $  1,366,996
-------------------------------------------------------------------------------------------------------------

Identifiable assets                                    $4,406,476          $  5,938,147         $ 10,344,623
-------------------------------------------------------------------------------------------------------------

          b)   Geographic Information:

               All of the Company's mineral exploration and development activities during 1997 through 1999 were in Argentina.

               Except for the Company's investment in BII and related accrued interest income and foreign exchange loss, substantially all of the Company's corporate activities during 1997 through 1999 were in Canada.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW

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

         As of April 30, 1999, the Company has purchased US$3,500,000 of the convertible debentures of BII pursuant to the BII Agreement. Under the BII Agreement, as amended, the Company can acquire another US$1,500,000 of convertible debentures bringing the total investment in BII to US$5,000,000. If the Company does not purchase all of the convertible debentures in a particular tranche by the outside purchase date specified in the following table, the Company will lose its right to purchase additional convertible debentures.

-----------------------------------------------------------------------------------------------------------
Designation                           Principal Amount                    Outside Purchase Date
-----------------------------------------------------------------------------------------------------------
Tranche A & B                         US$  350,000                        Previously advanced
-----------------------------------------------------------------------------------------------------------
Tranche C                             US$  900,000                        Advanced on June 12, 1998
-----------------------------------------------------------------------------------------------------------
Tranche D                             US$  500,000                        Advanced on August 12, 1998
-----------------------------------------------------------------------------------------------------------
Tranche E:
-----------------------------------------------------------------------------------------------------------
  First advance                       US$  75,000                         Advanced on November 13, 1998
-----------------------------------------------------------------------------------------------------------
  Second advance                      US$  250,000                        Advanced on November 25, 1998
-----------------------------------------------------------------------------------------------------------
  Third advance                       US$  250,000                        Advanced on December 18, 1998
-----------------------------------------------------------------------------------------------------------
  Fourth advance                      US$  550,000                        Advanced  on January 29, 1999
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
  Fifth advance                       US$  125,000                        Advanced on April 16, 1999
-----------------------------------------------------------------------------------------------------------
Tranche F                             US$  500,000                        Advanced on April 16, 1999
-----------------------------------------------------------------------------------------------------------
Tranche G                             US$  1,500,000                      May 12, 1999
-----------------------------------------------------------------------------------------------------------
Total:                                US$  5,000,000
-----------------------------------------------------------------------------------------------------------


         The convertible debentures will bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code and, if not converted, will become payable five years after the closing date of the first acquisition, which was June 12, 1998.

         The Company may exercise its rights of conversion at any time. The convertible debentures will automatically be converted on the earlier of an initial public offering by BII or the acquisition of BII by a third party. If all rights of conversion are exercised, the Company will be entitled to receive the percentages of issued common stock of BII specified in the following table.



-----------------------------------------------------------------------------------------------------------
                                               % Upon Conversion
Designation                                      of Entire Tranche                    Aggregate %(1)
-----------------------------------------------------------------------------------------------------------
Tranche A, B & C                                 20.00%                                 20.00%
-----------------------------------------------------------------------------------------------------------
Tranches D & E                                   13.33%                                 33.33%
-----------------------------------------------------------------------------------------------------------
Tranches F & G                                   11.67%                                 45.00%
-----------------------------------------------------------------------------------------------------------

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

         For additional information on the Company's investment in BII, see the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

         CURRENT CAPITAL RESOURCES AND LIQUIDITY

         Since inception, the Company's capital resources have been limited. Since cash generated from operations has been nominal, the Company has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. As noted, the Company has acquired the right to invest up to US$5,000,000 into

BII by way of the acquisition of convertible debentures. As at April 30, 1999, the Company had invested US$3,500,000 into BII, leaving another US$1,500,000 to possibly be invested in the future. As at April 30, 1999, the Company had working capital of approximately $500,000. The Company's current working capital is not sufficient to make the rest of the investment in BII.

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

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

         A $0.01 loss per share in the three months ended March 31, 1999, results from cash and short-term investment earnings of $56,954 less expenses of $353,880 and mineral property recoveries of $164,855. This is compared to a $0.01 loss per share in the three months ended March 31, 1998, from cash and short-term investment earnings of $31,456, expenses of $99,413 and loss on disposals of $17,726.

         Administrative costs in the first three months of 1999 increased 256% over 1998, primarily as a result of the Company incurring increased professional fees, finders fees, and foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has not to date satisfied all of the Company's operational requirements and cash commitments. The Company has not yet completed its capital budget and therefore cannot project accurately capital expenditures; however, with working capital of approximately $112,264 as at March 31, 1999, the Company does not presently have sufficient financial resources to acquire the remaining debentures in BII anticipated to be acquired pursuant to the agreement with BII. In the past, the Company relied on sales of debt and equity securities to meet its cash requirements to the extent that they exceeded cash flow from operations. If the Company cannot raise the necessary financing directly by way of debt, equity or other means, it may be forced to curtail its purchase of debentures of BII and its operating activities. At this time, the Company is seeking but does not have specific arrangements to obtain the necessary financing. There is no assurance that the Company will be successful in obtaining any such financing.

         During the first three months of 1999, the Company:

         a) Completed a Private Placement on January 29, 1999, which consisted of:

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

         b) Announced a $1,750,000 Private Placement on February 2, 1999, which was completed April 15, 1999. The private placement consisted of 11,666,665 units, brokered on a best efforts basis, at a price of $0.15 per unit for total proceeds of $1,750,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a 10% commission ($160,000) payable in cash and a two year broker's warrant exercisable into (1,600,000) shares of the Company. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

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

         BALANCE SHEETS

         Total cash and short-term investments at March 31, 1999, were $155,218 as compared to $245,182 at December 31, 1998, and working capital increased to $112,264 as at March 31, 1999, compared to $10,478 as at December 31, 1998.

         As at March 31, 1999, a total of $4,476,467 (US$2,875,000), including accrued interest of $135,911 had been invested in debentures of BII.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Other than as disclosed below, no material legal proceedings are pending to which the Company is a party or of which any of its properties is the subject.

          Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), the Company continued into the State of Wyoming (the "Continuation"), where it is now governed by the Wyoming Business Corporations Act. The Company's management has subsequently determined that the Company should continue back to British Columbia. In order to solicit shareholder approval for such continuation, the Company filed on March 5, 1999, as required by the Securities Exchange Act of 1934 (the "Exchange Act"), a preliminary proxy statement with the U.S. Securities and Exchange Commission (the "SEC") which was reviewed by the staff (the "Staff") of the SEC in accordance with rules promulgated under the Exchange Act. Based on such review, the Staff informally advised the Company that the Staff believes the original Continuation was an event that would have required, under the Securities Act of 1933 (the "Securities Act"), the filing of a registration statement with the SEC.

          In response to the SEC's advice, on May 7, 1999, the Company filed a registration statement under the Securities Act on Form S-4 (the "Registration Statement") for a repurchase offer with respect to the shares deemed to have been offered in connection with the Continuation. Repurchase offerees may have common law remedies for a possible violation of the registration requirement under the Securities Act. The exposure of the Company in that event is difficult to quantify because such shareholders were provided their statutory right of dissent under the Company Act (British Columbia) to be paid the fair market value of their shares if they dissented from the Continuation. No shareholder exercised such dissent right.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Unregistered Sales of Securities During the Last Three Months
         -------------------------------------------------------------

         During the three months ended March 31, 1999, the Company:

         a) Completed a Private Placement on January 29, 1999, which consisted of:

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

         b) Announced a $1,750,000 Private Placement on February 2, 1999, which was completed April 15, 1999. The private placement consisted of 11,666,665 units, brokered on a best efforts basis, at a price of $0.15 per unit for total proceeds of $1,750,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a 10% commission ($160,000) payable in cash and a two year broker's warrant exercisable into (1,600,000) shares of the Company. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

         Both offerings were effected in reliance upon the exemption from United States securities law registration requirements provided by Regulation S under the Securities Act of 1933, because none of the securities were offered or sold in the United States or to "U.S. persons" other than "distributors" (as such quoted terms are defined in Regulation S).

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5   OTHER INFORMATION

         As disclosed in the Company's Form 10-K filed on March 31, 1999, the Company has reached an agreement to sell up to a 100% interest in 9 mineral properties comprising 93,709 hectares, located in the San Juan, Chubut, and Santa Cruz provinces of Argentina, to Inlet Resources Ltd. ("Inlet"). In order to acquire a 90% interest in the properties, Inlet must pay US$750,000 and issue 300,000 shares to the Company over a three year period and complete a US$2,150,000 work commitment. Inlet may acquire the remaining 10% by the payment of US$2,000,000 to the Company. A formal agreement was signed by the parties on January 21, 1999, and was approved as at February 15, 1999, by the Canadian regulatory authorities. To April 30, 1999, the Company received US$150,000 and 100,000 common shares of Inlet in accordance with the agreement.

         On May 7,1999, the Company filed its Registration Statement with the SEC in connection with the repurchase offer. See "Item 1. Legal Proceedings." Also on May 7, 1999, the Company filed a second, different combined proxy/registration statement on Form S-4, relating to the registration under the Securities Act of the Company's common stock in connection with the Company's proposed continuation from Wyoming to British Columbia, Canada, and for purposes of soliciting proxies in connection with its annual general meeting of shareholders.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

          3.1     Registrant's Articles of Continuance into the State of
                  Wyoming*
          3.2     Registrant's By-Laws, as amended*
          3.3     Registrant's Articles of Amendment re Authorized Stock*
         10.1     BII Agreement, dated June 12, 1998*
         10.2     Inlet Resources, Ltd. Agreement, dated January 21, 1998*

         * Filed with the Company's Form 10-K on March 31, 1999

b.       Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

c.       Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                      BIOMETRIC SECURITY CORP.


                                      /s/ Patrick W. McCleery
                                      ---------------------------
Date:  May 14, 1999                   Patrick W. McCleery
                                      President, CEO and Director



Date:  May 14, 1999                   /s/ Wayne Johnstone
                                      ---------------------------
                                      Wayne Johnstone
                                      Principal Financial Officer