Form 10-Q
period 1999-06-30
BIOMETRIC SECURITY CORP/BC
filed 1999-08-13
CIK 1000168

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the quarterly period ended   June 30, 1999
                                                --------------------------------
or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number              000-26696
                       ---------------------------------------------------------

                            BIOMETRIC SECURITY CORP.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Wyoming                                                  98-0204725
------------------------------                              --------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)


Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada    V6c 3A6
-------------------------------------------------------------------   ----------
        (Address of Principal Executive Offices)                      (Zip Code)


Registrant's telephone number, including area code   (604) 687-4144
                                                  ------------------------------

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

         The number of outstanding shares of the Registrant's common stock on July 30, 1999 was 57,153,294

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

                                 Six months       Years ending December 31,
                                   ended    -------------------------------------
                                  6/30/99     1998     1997      1996      1995
                                  -------   -------   -------   -------   -------

Rate at end of Period             $0.6787   $0.6504   $0.6999   $0.7301   $0.7323
Average Rate During Period        $0.6648    0.6740    0.7197    0.7333    0.7285
High Rate                         $0.6891    0.7105    0.7487    0.7513    0.7527
Low Rate                          $0.6535    0.6341    0.6945    0.7245    0.7023

         On July 29, 1999, the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.6629 U.S. = $1.00 Canadian.

         FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains statements that plan for or anticipate the future. The Company believes that some of these statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Forward-looking statements include statements that use words like "anticipate," "plan," "believe," "expect," and "estimate." Because such forward-looking statements involve future risks and uncertainties, there are factors, including those discussed below, that could cause actual results to differ materially from those expressed or implied. The Company has attempted to identify the major factors that could cause differences between actual and planned or expected results, but the Company may not have identified all of those factors. Accordingly, readers should not place undue reliance on forward-looking statements. The Company has no obligation to update publicly any forward-looking statements made in this Form 10-Q.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets as at June 30, 1999, December 31, 1998 and
            June 30, 1998
         Consolidated Statements of Operations and Deficit for the Three Month
            and Six Month periods ended June 30, 1999 and 1998
         Consolidated Statements of Cash Flows for Six Month period ended
            June 30, 1999 and 1998
         Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk

PART II  OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities and Use of Proceeds

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS.

BIOMETRIC SECURITY CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in Canadian Dollars)
(unaudited)
--------------------------------------------------------------------------------


                                           June 30,       December 31,    June 30,
                                             1999            1998           1998
                                         ------------    ------------    -----------

ASSETS

CURRENT ASSETS
   Cash                                  $    277,403    $    245,182    $ 1,655,323
   Accounts receivable                         43,265          55,076         17,062
   Prepaid expenses and deposits                5,976           9,257         13,406
                                         ------------    ------------    -----------
                                              326,644         309,515      1,685,791
Equipment and leasehold improvements           65,046          60,758        116,262
Investment (Note 4)                         5,644,134       3,637,219      1,837,500
                                         ------------    ------------    -----------
                                         $  6,035,824    $  4,007,492    $ 3,639,553
                                         ============    ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                      $    250,356    $    148,262    $   405,294
   Loan payable                                    --         150,775             --
                                         ------------    ------------    -----------
                                              250,356         299,037        405,294
CONTINGENT LIABILITY
   (Notes 1 and 7(b))                         657,052              --             --

SHAREHOLDERS' EQUITY
   Share capital (Note 1)                  16,176,836      13,128,263     12,947,609
   Shares subscribed                               --         660,592             --
Deficit                                   (11,048,420)    (10,080,400)    (9,713,350)
                                         ------------    ------------    -----------
                                            5,128,416       3,708,455      3,234,259
                                         ------------    ------------    -----------
                                         $  6,035,824    $  4,007,492    $ 3,639,553
                                         ============    ============    ===========



On Behalf of the Board of Directors



/s/ Robert M. Kamm                               /s/ Wayne Johnstone
-------------------------------                  -------------------------------
Director                                         Director

BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in Canadian Dollars)
(unaudited)
--------------------------------------------------------------------------------

                                                For the Three Months Ended        For the Six Months Ended
                                                ---------------------------     ---------------------------
                                                   June 30,       June 30,        June 30,       June 30,
                                                    1999           1998             1999          1998
                                                ------------    -----------     ------------    -----------

REVENUE
   Interest (Note 4)                            $      3,207    $    34,147     $     60,161    $    65,603
                                                ------------    -----------     ------------    -----------
EXPENSES
   Professional fees and registration costs          426,768        234,524          532,268        246,113
   Business consultants                               54,244         10,850           97,394         23,600
   Amortization                                        2,519          2,500            4,902          9,427
   Finder's fee (Note 4)                              37,568         53,668           61,183         53,668
   Foreign exchange                                  130,934        (12,354)         179,315        (12,354)
   Interest and bank charges                             520            398            1,195            687
   Management fees                                    32,100         30,000           64,200         60,000
   Offices expenses                                   34,758         20,887           68,604         36,734
   Listing costs                                      30,585         33,276           42,334         35,570
   Salaries, wages and administration                 27,267         22,706           49,326         37,671
   Travel and accommodation                           61,893         53,318           92,315         58,070
                                                ------------    -----------     ------------    -----------
                                                     839,156        449,773        1,193,036        549,186
                                                ------------    -----------     ------------    -----------
                                                    (835,949)      (415,626)      (1,132,875)      (483,583)
WRITE-OFF OF RESOURCE PROPERTIES                          --     (4,805,477)              --     (4,805,477)
GAIN ON SALE OF PROPERTIES                                --             --          164,855             --
LOSS ON DISPOSAL OF ASSETS                                --         (9,861)              --        (27,587)
                                                ------------    -----------     ------------    -----------
NET LOSS FOR THE PERIOD                             (835,949)    (5,230,964)        (968,020)    (5,316,647)

DEFICIT, BEGINNING OF PERIOD                     (10,212,471)    (4,482,386)     (10,080,400)    (4,396,703)
                                                ------------    -----------     ------------    -----------
DEFICIT, END OF PERIOD                          $(11,048,420)   $(9,713,350)    $(11,048,420)   $(9,713,350)
                                                ============    ===========     ============    ===========
LOSS PER SHARE                                  $      (0.02)   $     (0.30)    $      (0.03)   $     (0.31)
                                                ============    ===========     ============    ===========


BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(unaudited)
--------------------------------------------------------------------------------


                                                       1999              1998
                                                    -----------      -----------

OPERATIONS
   Loss for the period                              $  (968,020)     $(5,316,647)
   Items not involving cash:
      Depreciation                                        4,902            9,427
      Loss on disposal of assets                             --           27,587
      (Gain) Write-off of mineral properties           (164,855)       4,805,477
      Changes in non-cash working capital items         117,186          116,975
      Accrued interest on investment                    (55,922)              --
      Non-cash fees                                      61,183           53,668
                                                    -----------      -----------
                                                     (1,005,526)        (303,513)
                                                    -----------      -----------
FINANCING
   Issue of common shares, net                        2,983,850          506,250
   Repayment of loan                                   (150,775)              --
                                                    -----------      -----------
                                                      2,833,075          506,250
                                                    -----------      -----------
INVESTMENTS
   Capital assets                                        (9,190)         (13,054)
   Mineral properties                                   164,855         (134,961)
   Proceeds on disposal of fixed assets                      --          107,991
   Increase in investment (Note 4)                   (1,950,993)      (1,837,500)
                                                    -----------      -----------
                                                     (1,795,328)      (1,877,524)
                                                    -----------      -----------
CHANGE IN CASH                                           32,221       (1,674,787)
CASH, BEGINNING OF PERIOD                               245,182        3,330,110
                                                    -----------      -----------
CASH, END OF PERIOD                                 $   277,403      $ 1,655,323
                                                    ===========      ===========


BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------

1.   SHARE CAPITAL

a)   Authorized: Unlimited (1998 - 100,000,000) common shares without par value.

b)   Issued:

                                                         Shares         Amount
                                                       ----------    -----------

     Balance, December 31, 1997                        16,448,962    $12,387,691
     Issued during the year for cash by way of:
        Private placements                              4,035,000        605,250
        Exercise of options                               100,000         23,000
     Issued during the year for finder's fee              250,450         75,135
                                                       ----------    -----------
                                                       20,834,412     13,091,076
     Allotted during the year for:
        Finder's fee (Note 4)                              82,292         24,687
        Carrying charges (Note 5)                          65,789         12,500
                                                       ----------    -----------
     Balance, December 31, 1998                        20,982,493     13,128,263
     Issued during the period for cash by way of:
        Private placements                             11,666,666      1,750,000
        Exercise of warrants                              100,000         15,000
                                                       ----------    -----------
                                                       32,749,159     14,893,263
     Private placement                                 11,666,665      1,750,000
     Exercise of warrants                               2,885,551        462,833
                                                       ----------    -----------
                                                       47,301,375     17,106,096
     Allotted during the period for:
        Finder's fee (Note 4)                             203,941         61,183
     Less:  share issue costs                                           (333,391)
                                                       ----------    -----------
                                                       47,505,316     16,833,888
     Less: Contingent Liability (Note 7(b))            (3,285,260)      (657,052)
                                                       ----------    -----------
     Balance, June 30, 1999                            44,220,056    $16,176,836
                                                       ==========    ===========


BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------


1.    SHARE CAPITAL (continued)

     c) During the three month period ended March 31, 1999 the Company completed brokered and non-brokered private placements that totalled 11,666,666 units at $0.15 per unit for gross proceeds of $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent for the brokered private placement was paid a 10% commission totalling $100,000 and 1,000,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

     d)   Private Placement:

          During the three month period ended June 30, 1999 the Company completed a brokered private placement of 11,666,665 units at $0.15 per unit to raise gross proceeds of up to $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent was paid a 10% commission, payable in cash, and 1,600,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

     e) At June 30, 1999 the company reserved in respect of options and warrants:

          Options:

              Number of Shares          Exercise Price            Expiry Date
              ----------------          --------------            -----------

                    750,000                 $0.22                April 16, 2001
                  1,180,000                 $0.23              January 28, 2001
                     50,000                 $0.32                  July 6, 2000
                    100,000                 $0.20               August 28, 2000
                  ---------
                  2,080,000
                  =========

          Warrants:

              Number of Shares          Exercise Price            Expiry Date
              ----------------          --------------            -----------

                  1,775,000                 $0.17                March 31, 2000
                    660,000                 $0.15            September 10, 1999
                                            $0.17            September 10, 2000
                 11,281,115                 $0.15              January 29, 2000
                                                               January 29, 2001
                 13,266,665                 $0.15                April 15, 2000
                                            $0.17                April 15, 2001
                 ----------
                 26,982,780
                 ==========

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------

2.   RELATED PARTY TRANSACTIONS

     Fees of $138,750 (1998 - $72,500; 1997 - $142,228) were charged by directors or companies affiliated with them for management, consulting and administrative services.

3.   DIRECTORS

      Mr. R. Kamm
      Mr. W. Rand
      Mr. C. Idziszek
      Mr. W. Johnstone

4.   INVESTMENT

       Investment, at cost ........................................   $5,508,223
          Accrued interest receivable .............................      135,911
                                                                      ----------
                                                                      $5,644,134
                                                                      ==========

     During 1998 the company entered into an agreement to purchase convertible debentures entitling the Company to acquire up to a 45% interest in Biometric Identification Inc. ("BII"), a private California-based company in the business of developing, manufacturing and marketing fingerprint recognition technology. Under the terms of the agreement, the company has the right to acquire up to US $5,000,000 of convertible debentures to be issued by BII. If all such debentures are acquired and converted into shares of BII, the Company will hold approximately 45% of the issued shares of BII.

     This investment was initiated by a related party which assigned its interest to the Company in exchange for a fee up to US $145,000, plus reimbursement of its expenses. The related party elected to take this fee in the form of 715,575 common shares as a deemed price of $0.30 per share. These shares will be issued in pro-rata tranches on the same basis the debentures are purchased by the Company. The debentures have a term of five years from the date of the closing of the first acquisition and bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code. As of April 1, 1999 the Company ceased accruing interest on the debentures.

     At June 30, 1999 the Company had acquired debentures of BII totalling US $3,750,000 in accordance with the terms of the agreement and had issued 250,450 shares and allotted 286,233 shares at a total value of Cdn $161,005, to the related party. Additional debenture acquisitions and share issuances for finders fees under the terms of the original agreement are scheduled as follows:

                                                       Debenture
     Dates                                            Amount (US $)     Shares
     -----                                            ------------      ------
     July 22, 1999                                    1,250,000         178,892

     Subsequent to June 30, 1999 the debenture acquisition scheduled to be made on July 22, 1999 was made.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------

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

                                                         1999        1998           1997
                                                        -----     -----------    -----------

ACQUISITION COSTS                                       $  --        $     --      $  80,321
                                                        -----     -----------    -----------
EXPLORATION AND DEVELOPMENT EXPENDITURES
   Access costs                                            --             772         17,929
   Assays                                                  --           2,882         31,690
   Communication                                           --             332         15,802
   Contract drilling, excavation and trenching             --              --      1,203,872
   Contract labour and supervision                         --           3,289        105,178
   Data acquisition and analysis                           --           1,537         44,367
   Equipment and field supplies                            --           5,417        168,674
   Field administration                                    --          16,895         73,192
   Field car rental and transportation                     --           3,499         58,966
   Geological and geophysical                              --          69,281        311,192
   Insurance                                               --           5,762         18,523
   Legal and other                                         --          23,936         52,871
   Travel and accommodation                                --           1,359         74,553
                                                        -----     -----------    -----------
                                                           --         134,961      2,176,809
                                                        -----     -----------    -----------
                                                           --         134,961      2,257,130
MINERAL PROPERTIES, BEGINNING OF PERIOD                    --       4,670,516      3,115,311
                                                        -----     -----------    -----------
                                                           --       4,805,477      5,372,441
LESS:  AMOUNTS WRTTEN--OFF                                 --      (4,805,477)    (1,002,218)
                                                        -----     -----------    -----------
MINERAL PROPERTIES, END OF PERIOD                       $  --     $        --    $ 4,370,223
                                                        =====     ===========    ===========

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------


     The Company continues to hold several Argentine properties and has entered into an agreement to grant Inlet Resources Ltd. ("Inlet) an option to purchase up to a 100% interest in these properties. Under the terms of the agreement, the Company granted Inlet an option to purchase up to 90% of the properties, over a three year period, with a buyout of the remaining 10% for US $2,000,000. During the first year the agreement required Inlet to pay the Company US $150,000 in stages, issue the Company 100,000 shares and complete a US $650,000 work program to earn a 50% interest in the properties. During the second and third years the agreement provides that Inlet will pay the Company a total of US $600,000 in stages, issue 200,000 shares and complete work commitments totalling US $1,500,000 to earn an additional 40% interest in the properties. To June 30, 1999 the Company had received US $150,000 and 100,000 shares relating to the option agreement.

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

     b)   Contingent Liability

          The Company continued its jurisdiction of incorporation from British Columbia to the State of Wyoming, effective November 10, 1998, and has proposed to continue from Wyoming back into British Columbia in 1999. In the course of their review of the Company's proposal, the United States Securities and Exchange Commission (the "SEC") had advised the Company that they believe the original continuance to Wyoming was an event that would have required the filing of a registration statement with the SEC. As a result, the Company appears to have been in technical violation of the U.S. Securities Act of 1933 (the "Act") and holders of shares of the Company, at the time of the original continuance to Wyoming may have common law remedies under the Act. The Company complied with applicable Canadian disclosure requirements at the time of transfer and offered all shareholders the right to dissent and no shareholders exercised this right. In May 1999 the Company filed a registration statement with the SEC offering U.S. holders of shares of the Company, at the time of continuance, the right to have their shares repurchased by the Company at their fair market value at the time of the original continuance. A provision for the contingent liability has been recorded in these accounts as a reduction of share capital. Any amount not repurchased by the Company on expiry of the repurchase offer will be reclassified to share capital.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------

8.   SUBSEQUENT EVENTS

     c)   Corporate Continuance

          During the period the Company announced an extraordinary general meeting of the shareholders of the Company to be held on April 12, 1999, at which time the shareholders were to vote on the Company's proposal to continue the Company to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting was subsequently postponed and has been scheduled for October 8, 1999.

     d)   Private Placement:

          Subsequent to June 30, 1999 the Company completed a brokered private placement of 10,000,000 units at $0.20 per unit for gross proceeds of $2,000,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.20 per share in the first year and $0.23 per share in the second year. The agent was paid a 10% commission, payable in cash, and 1,500,000 broker warrants exercisable at $0.20 per share in the first year and $0.23 per share in the second year.

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

                                            Mineral
                                          Exploration
                                              and
                                          Development      Corporate         Total
                                          -----------     -----------       ---------
     1999
     ----
     Revenue                               $      --      $    60,161          60,161
     General and administrative                   --        1,193,036       1,193,036
     Gain on sale of assets                  164,855               --         164,855
                                           ---------      -----------       ---------
     (Loss) Gain for the period            $ 164,855      $(1,132,875)       (968,020)
                                           =========      ===========       =========
     Capital expenditures                  $(164,855)     $ 1,960,183       1,795,328
                                           =========      ===========       =========
     Identifiable assets                   $      --      $ 6,035,824       6,035,824
                                           =========      ===========       =========



BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
--------------------------------------------------------------------------------

9.   SEGMENTED INFORMATION (con't)

                                             Mineral
                                           Exploration
                                               and
                                           Development      Corporate         Total
                                           -----------      ----------      -----------
     1998
     ----

     Revenue                               $        --      $   65,603      $    65,603
     General and administrative                     --         549,186          549,186
     Write-off of resource properties       (4,805,477)             --       (4,805,477)
     Loss on sale of assets                         --         (27,587)         (27,587)
                                           -----------      ----------      -----------
     (Loss) Gain for the period            $(4,805,477)     $ (511,170)     $(5,316,647)
                                           ===========      ==========      ===========
     Capital expenditures (recoveries)     $   134,961      $1,742,563      $ 1,877,524
                                           ===========      ==========      ===========
     Identifiable assets                   $        --      $3,639,553      $ 3,639,553
                                           ===========      ==========      ===========

     1997
     ----
     Revenue                               $        --      $  102,341      $   102,341
     General and administrative                     --         470,599          470,599
     Write-off of resource properties       (1,002,218)             --       (1,002,218)
     Gain on sale of properties                     --              --               --
                                           -----------      ----------      -----------
     (Loss) Gain for the period            $(1,002,218)     $ (368,258)     $(1,370,476)
                                           ===========      ==========      ===========
     Capital expenditures (recoveries)     $ 2,257,130      $  (58,892)     $ 2,198,238
                                           ===========      ==========      ===========
     Identifiable assets                   $ 4,370,223      $4,922,280      $ 9,292,503
                                           ===========      ==========      ===========



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

         BII is currently controlled by Arete Associates ("Arete") which is also a private California corporation. Arete has been a Department of Defense research and development contractor for over 20 years specializing in sensor systems and pattern recognition software development. Many of Arete's mathematicians and physicists helped develop the BII fingerprint identification technology. This technology has been exclusively licensed to BII by Arete. Pursuant to the BII Agreement, the Company was able to invest up to US$5,000,000 in convertible debentures to be issued by BII. As of July 31, 1999, the Company has purchased US$5,000,000, of the convertible debentures of BII pursuant to the BII Agreement.

         The convertible debentures bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code and, if not converted, will become payable five years after the closing date of the first acquisition, which was June 12, 1998.

         The Company may exercise its rights of conversion at any time. The convertible debentures will automatically be converted on the earlier of an initial public offering by BII or the acquisition of BII by a third party. If all rights of conversion are exercised, the Company will be entitled to receive 45% percent of the issued common stock of BII.

         While the Company is not legally obligated to exercise its rights of conversion, the Company's intention is, in due course, if business conditions warrant, to exercise all of the conversion rights. If all rights of conversion are exercised, the Company will ultimately hold 45% of the issued shares of the common stock of BII. The interest of the Company may be subject to dilution resulting from the issuance of shares on exercise of options granted under BII's stock incentive plan and may be subject to additional dilution resulting from future grants of stock options or under certain additional financings which may be undertaken by BII.

         The parties have also agreed that BII may be merged into or acquired by the Company. The parties have agreed to examine this from a tax, securities and commercial perspective to determine the best structure for this potential merger.

         CURRENT CAPITAL RESOURCES AND LIQUIDITY

         Since inception, the Company's capital resources have been limited. Since cash generated from operations has been nominal, the Company has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. As at June 30, 1999, the Company had working capital of approximately $76,288.

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

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS

         For the three and six-month periods ended June 30, 1999 the Company incurred net losses of $835,949 and $968,020 resulting in losses per share of $0.02 and $0.03 respectively. The losses for the three and six-month periods ended June 30, 1999 result from cash and short term investment earnings of $3,207 and $60,161 less expenses of $839,156 and $1,193,036 respectively. In addition, the Company realized mineral property recoveries of $164,855 in the six-month period ended June 30, 1999. This is compared to net losses for the three and six-month periods ended June 30, 1998 of $5,230,964 and $5,316,647 and losses per share of $0.30 and $0.31. The losses for the three and six month periods ended June 30, 1998 resulted from cash and short term investment earnings of $34,147 and $65,603 less expenses of $449,773 and $549,186 and losses on the disposal of equipment of $9,861 and $27,587 respectively. In addition, the Company wrote-off mineral property costs totalling $4,805,477 which increased the loss for both the three and six-month periods ended June 30, 1998.

         Effective April 1, 1999, the Company ceased accruing interest on the BII debentures.

         Administrative costs in the three and six-month periods ended June 30, 1999 increased 86.6% and 117% respectively over 1998 primarily as a result of the Company incurring increased professional fees, finders fees and foreign exchange.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations has not to date satisfied all of the Company's operational requirements and cash commitments. With working capital of approximately $76,288 as at June 30, 1999, the Company must rely on sales of debt and equity securities to meet its cash requirements to the extent that they exceed cash flow from operations. If the Company cannot raise the necessary financing directly by way of debt, equity or other means, it may be forced to curtail its operating activities. At this time, the Company is seeking but does not have specific arrangements to obtain the additional financing. There is no assurance that the Company will be successful in obtaining any such financing.

         During the three month period ended June 30, 1999, the Company:

         a) Completed a Private Placement on April 15, 1999, which had been announced on February 2, 1999. The private placement consisted of a best efforts brokered private placement of 11,666,665 units at $0.15 per unit for total proceeds of $1,750,000. Each unit consisted of one common share and one two-year, non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $160,000 commission payable in cash and a two year broker's warrant exercisable into 1,600,000 shares of the Company. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

         b) Announced a $2,000,000 Private Placement on June 10, 1999, which was completed July 22, 1999. The private placement consisted of 10,000,000 units, brokered on a best efforts basis, at a price of $0.20 per unit for total proceeds of $2,000,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $186,000 commission payable in cash and a two year broker's warrant exercisable into 1,500,000 shares of the Company. The broker's warrants are exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year.

         c)       Invested an additional US$875,000 in BII debentures.

         d) Announced an extraordinary general meeting to the shareholders of the Company to be held on April 12, 1999, at which time the shareholders would vote on the Company's proposal to consider continuing to the Province of British Columbia and to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. The meeting date was subsequently postponed to October 8, 1999. (See Part II, Item 1 -- Legal Proceedings regarding certain U.S. securities matters and the Company's current plans to continue back to British Columbia).

         BALANCE SHEETS

         Total cash and short-term investments at June 30, 1999, were $277,403 as compared to $245,182 at December 31, 1998 and $1,655,323 at June 30, 1998,
and working capital was $76,288 as at June 30, 1999, compared to $10,478 at December 31, 1998 and $1,280,497 at June 30, 1998.

         In May 1999 the Company filed a registration statement with the SEC offering U.S. holders of shares of the Company, at the time of continuance, the right to have their shares repurchased by the Company at their fair market value at the time of the original continuance.

         A provision for the contingent liability has been recorded in these accounts as a reduction of share capital. Any amount not repurchased by the Company on expiry of the repurchase offer will be reclassified to share capital. See Part II, Item 1 -- Legal Proceedings.

         As at June 30, 1999, a total of $5,644,134 (US $3,750,000) including accrued interest of $135,911 had been invested in debentures of BII.

         RISK OF YEAR 2000 NONCOMPLIANT SYSTEMS

         The Year 2000 issue refers to possible negative impacts on business systems that could be caused by the arrival of the new millennium. Best known is the possible inability of computer software to recognize the year 2000 as a date. Unless the software is fixed, date sensitive systems may begin to fail prior to January 1, 2000. Failures may range from relatively minor processing inaccuracies to catastrophic system malfunctions. Failures may affect not only hardware and software used to process every day business information but also the imbedded computers that control plant machinery, robotics, office equipment, elevators and building climate and security systems.

         The Company does not expect to experience significant Year 2000 issues, because it utilizes commercial programs and systems that have been designed or upgraded to comply with requirements imposed by the transition to the new millenium. The Company is contacting its main suppliers to make sure that they are also Year 2000 compliant, a process the Company expects to complete by the third quarter of 1999.

         BII has also evaluated the products and services that BII offers, as well as its information technology infrastructure, and has determined that they are Year 2000 compliant. BII's business involves integrating its products with those of original equipment managers and value added resellers. If any of those companies is not Year 2000 compliant, their product sales, and consequently, BII's sales, could drop. Such a drop in BII's sales could have a negative impact on the Company's stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II -- OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Other than as disclosed below, no material legal proceedings are pending to which the Company is a party or of which any of its properties is the subject.

         Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), the Company transferred its domicile into the State of Wyoming, where it is now governed by the Wyoming Business Corporation Act. The Company's management is considering transferring the Company's domicile back to British Columbia. In order to solicit shareholder approval for this transfer, the Company filed on March 5, 1999, as required by the Securities Exchange Act of 1934, a preliminary proxy statement with the SEC which was reviewed by the SEC staff. Based on its review, the staff informally advised the Company that the staff believes that the Company's transfer to Wyoming was an event that would have required the filing of a registration statement with the SEC, under the Securities Act of 1933.

         In response to the SEC's advice, on May 7, 1999, the Company filed a registration statement under the Securities Act on Form S-4 for a repurchase offer with respect to the shares deemed to have been offered in connection with the transfer to Wyoming. Repurchase offerees may be able to sue the Company for a possible violation of the registration requirement under the Securities Act. The Company's exposure in that event is difficult to quantify because its shareholders were provided with their statutory right of dissent under the Company Act (British Columbia) to be paid the fair market value of their shares if they dissented from the transfer to Wyoming. No shareholder exercised that dissent right.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         UNREGISTERED SALES OF SECURITIES DURING THE LAST THREE MONTHS

         During the three month period ended June 30, 1999, the Company:

         a) Completed a Private Placement on April 15, 1999, which had been announced on February 2, 1999. The private placement consisted of a best efforts brokered private placement of 11,666,665 units at $0.15 per unit for total proceeds of $1,750,000. Each unit consisted of one common share and one two-year, non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $160,000 commission payable in cash and a two year broker's warrant exercisable into 1,600,000 shares of the Company. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.

         b) Announced a $2,000,000 Private Placement on June 10, 1999, which was completed July 22, 1999. The private placement consisted of 10,000,000 units, brokered on a best efforts basis, at a price of $0.20 per unit for total proceeds of $2,000,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $186,000 commission payable in cash and a two year broker's warrant exercisable into 1,500,000 shares of the Company. The broker's warrants are exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5   OTHER INFORMATION

         On May 31, 1999, Robert M. Kamm succeeded Patrick McCleery as the President of the Company. Mr. Kamm is Chief Executive Officer of BII. On
July 29, 1999, Robert F. Chase became the Chief Financial Officer of the Company. Both Mr. Kamm and Mr. Chase became Directors of the Company at the time of their appointments.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         3.1    Registrant's Articles of Continuance into the State of
                Wyoming*

         3.2. Registrant's By-Laws, as amended* 3.3 Registrant's Articles of Amendment re Authorized Stock* 10.1 BII Agreement, dated June 12, 1998*

         10.2   Inlet Resources, Ltd. Agreement, dated January 21, 1998*

         27     Financial Data Schedule

         * Filed with the Company's Form 10-K on March 31, 1999

b.       No reports on Form 8-K have been filed during the quarter ended June
         30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.



                                    BIOMETRIC SECURITY CORP.



Date: August 13, 1999               /s/ Robert M. Kamm
                                    -------------------------------------------
                                    Robert M. Kamm
                                    President and Director
                                    (duly authorized officer of registrant)



Date: August 13, 1999               /s/ Robert F. Chase
                                    -------------------------------------------
                                    Robert F. Chase
                                    Chief Financial Officer
                                    (principal financial officer of registrant)