Form 10-K/A
period 1998-12-31
BIOMETRIC SECURITY CORP/BC
filed 1999-09-13
CIK 1000168

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 2


                                       TO


                                   FORM 10-K


                                       ON


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


        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-26696

                            BIOMETRIC SECURITY CORP.
                   (FORMERLY KNOWN AS SONOMA RESOURCE CORP.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    WYOMING                                        98-0204725
         (STATE OR OTHER JURISDICTION                           (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

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

                               TABLE OF CONTENTS

PART I
Item 1..........  Business
Item 2..........  Properties
Item 3..........  Legal Proceedings
Item 4..........  Submission of Matters to a Vote of Security Holders
PART II
                  Market for Registrant's Common Equity and Related
Item 5..........  Stockholder Matters
Item 6..........  Selected Financial Data
                  Management's Discussion and Analysis of Financial Condition
Item 7..........  and Results of Operations
Item 7A.........  Quantitative and Qualitative Disclosures About Market Risk
Item 8..........  Financial Statements and Supplementary Data
                  Changes in and Disagreements With Accountants on Accounting
Item 9..........  and Financial Disclosure
PART III
Item 10.........  Directors and Executive Officers of the Registrant
Item 11.........  Executive Compensation
                  Security Ownership of Certain Beneficial Owners and
Item 12.........  Management
Item 13.........  Certain Relationships and Related Transactions
PART IV
                  Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.........  8-K

                                     PART I

ITEM 1  BUSINESS


DESCRIPTION OF BUSINESS


  Structure of Biometric Security Corp.


     Biometric Security Corp. was incorporated by registration of its memorandum and articles under the Company Act (British Columbia) on January 16, 1979 under the name "North American Power Petroleums Inc." Its name was changed to "Sonoma Resource Corp." on January 5, 1990. Sonoma adopted a new set of Articles effective as of July 19, 1996.


     On November 10, 1998 Sonoma transferred its domicile from British Columbia to the State of Wyoming, changed its name from "Sonoma Resource Corp." to "Biometric Security Corp." and adopted Articles of Continuance governed by Wyoming law but unchanged from its prior charter except so as to conform to requirements of the Wyoming corporations statute. On November 12, 1998, Biometric increased its authorized capital to an unlimited number of common shares.

     Biometric's executive offices are located at Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada, V6C 3A6. Its registered office and address for service in British Columbia is care of its solicitors, Catalyst Corporate Finance Lawyers, Suite 1100, 1055 West Hastings, Vancouver, British Columbia, Canada V6E 2E9. Biometric's registered office and address for service in Wyoming is care of its Wyoming attorneys, Hathaway, Speight & Kunz, LLC, 2515 Warren Avenue, P.O. Box 1208, Cheyenne, Wyoming, U.S.A. 82003-1208.


     On December 31, 1998 Biometric owned six subsidiaries, detailed in the chart below, which are related to its mineral exploration activities in Argentina. See "Business of Biometric Security Corp. -- Historical Operations:
Mineral Exploration in Argentina" for more information about these activities. Except for Sonoma Resource de Argentina S.A., further described below, none of the subsidiaries has any material assets and Biometric plans dissolve them as soon as possible.



                                                     DATE OF         JURISDICTION OF     PERCENTAGE
              NAME OF SUBSIDIARY                  INCORPORATION       INCORPORATION     OWNERSHIP(1)
              ------------------                  -------------      ---------------    ------------
Sonoma Resource de Argentina S.A..............  November 30, 1995       Argentina           100%
Castano S.A...................................   August 7, 1996         Argentina           100%
Castano Mining (Barbados) Ltd.................    June 6, 1996          Barbados            100%
Cerro Toro S.A................................   August 5, 1996         Argentina           100%
Cerro Toro Mining (Barbados) Ltd..............    June 6, 1996          Barbados            100%
Sonoma Resource (Bermuda) Ltd.................    June 5, 1996           Bermuda            100%


---------------

(1) Represents the percentage of voting securities held. None of the subsidiaries has any non-voting securities outstanding.


  Business of Biometric Security Corp.

  Historical Operations: Mineral Exploration in Argentina

     Until mid-1998 Biometric's business was exclusively mineral exploration. In light of the state of the markets for gold and other precious metals, Biometric made a strategic decision to leave the resource sector and began disposing of its mineral exploration assets. Biometric made this change because management believes that the price of gold will remain depressed into the foreseeable future. That means that Biometric, in common with other precious metal exploration companies, would have trouble financing its exploration operations, since this financing is based on cash flow estimates of future production from mineral properties. With low metals prices, even if mines are put into production, the cash flows based on those prices may not be high enough to justify exploration financing.

     On December 31, 1998, Biometric's mineral exploration assets were held indirectly through its wholly-owned subsidiary Sonoma Resource de Argentina S.A. This subsidiary owned 100% of the Cerro Toro Project located in the San Juan Province of Argentina and the Apeleg Claim Block located in the Chubut Province of Argentina, which included 9 properties comprising 93,709 hectares. These limited Argentina operations were what remained following cutbacks made by Biometric earlier in 1998, when Biometric had significantly reduced its staff and overhead in Argentina and had substantially cut back on its exploration activities.

     In November 1998, Biometric through its subsidiary reached an agreement to sell up to 100% of its Argentinean properties to Inlet Resources Ltd., a corporation organized under British Columbia law with executive offices in Vancouver. In order to grant Inlet an option to acquire 90% of the properties, Inlet and Biometric entered into a written agreement for the purchase on January 21, 1999, which was approved on February 15, 1999 by the Canadian regulatory authorities. Under the agreement, Inlet must pay US$ 750,000 and issue 300,000 of its shares to Biometric over a three year period and also complete a work commitment requiring expenditure of US$ 2,150,000. Under this work commitment, Inlet must spend a total of US$ 2,150,000 on exploration work over three years, on the optioned Argentinean properties. If Inlet fails to meet this commitment, it will lose the right to exercise its option to acquire the properties. Inlet may acquire the remaining 10% by the payment of US$ 2,000,000 to Biometric. By March 1, 1999, Biometric had received US$ 150,000 and 100,000 common shares of Inlet.

     Inlet is a public company whose stock is traded on the Vancouver Stock Exchange. The closing price for Inlet's stock on June 9, 1999, was $0.07. Inlet is engaged in the acquisition, exploration, development and subsequent production relating to mining properties. Biometric had acquired 100,000 shares of Inlet common stock and has since sold the shares for $11,078. Biometric holds no Inlet shares at this time. At December 31, 1998, Inlet had 20,174,875 shares outstanding. If Biometric receives 200,000 shares of Inlet stock, Biometric's ownership percentage would be approximately 1%.

     When Inlet has met all its obligations under the agreement, Biometric will have completed its departure from the natural resource sector. It has no plans to return to this industry.

  Current Activity: Investment in U.S. Fingerprint Technology Company

     On June 12, 1998, Biometric entered into an agreement to acquire up to US$ 5,000,000 of convertible debentures to be issued by Biometric Identification, Inc., a California corporation which is engaged in development of fingerprint identification technology and related products. Biometric now has no other activity than its investment in Biometric Identification but, as further discussed below, is contemplating entering into the same business as Biometric Identification.

     Biometric Identification is controlled by Arete Associates, a California corporation having its executive offices in Los Angeles. Arete owns approximately 80% of the issued and outstanding shares of Biometric Identification. Employees of Biometric Identification and Arete hold the remaining shares of Biometric Identification.

     Arete has been a Department of Defense research and development contractor for over 20 years specializing in sensor systems and pattern recognition software development. Many of Arete's mathematicians and physicists helped develop the fingerprint identification technology now being further developed and commercialized by Biometric Identification. Arete has obtained the recognition of the technical community through an integration of scientific knowledge and advanced sensor systems expertise.

  Terms of Investment in Biometric Identification Inc.


     Under the Biometric Identification debenture purchase agreement, Biometric agreed to invest in Biometric Identification by purchasing in a series of tranches up to US$ 5,000,000 of convertible debentures issuable by Biometric Identification. The Biometric Identification debentures bear interest at the lowest "applicable federal rate" required to avoid imputation of interest under U.S. tax law and, unless converted, will mature and be payable on June 12, 2003, the fifth anniversary after the closing date of the first three tranches. As of April 16, 1999, Biometric had purchased US$ 3,500,000 of the debentures, and as of July 23, 1999, Biometric had purchased all US$ 5,000,000 of the debentures as shown in the following table:



        DESIGNATION           PRINCIPAL AMOUNT        OUTSIDE PURCHASE DATE
        -----------           ----------------    -----------------------------
Tranche A & B...............   US$   350,000      Advanced before June 12, 1998
Tranche C...................   US$   900,000      Advanced on June 12, 1998
Tranche D...................   US$   500,000      Advanced on August 12, 1998
Tranche E:
  First advance.............   US$    75,000      Advanced on November 13, 1998
  Second advance............   US$   250,000      Advanced on November 25, 1998
  Third advance.............   US$   250,000      Advanced on December 18, 1998
  Fourth advance............   US$   550,000      Advanced on January 29, 1999
  Fifth advance.............   US$   125,000      April 16, 1999
Tranche F...................   US$   500,000      April 16, 1999
Tranche G...................   US$ 1,500,000      Completed July 23, 1999
                               -------------
          Total:............   US$ 5,000,000
                               =============


     Biometric may convert the Biometric Identification debentures at any time into shares of Biometric Identification common stock. The debentures will be automatically converted on an initial public offering by Biometric Identification. As shown in the following table, if Biometric were to immediately convert all of its Biometric Identification debentures without Biometric Identification having issued any additional dilutive securities, Biometric would hold 45% of Biometric Identification's common stock. That percentage, however, is subject to dilution resulting from share issuances resulting from exercise of stock options granted or to be granted under Biometric Identification's incentive stock option plan as well as any subsequent equity financings undertaken by Biometric Identification in which Biometric does not participate.

                                               PERCENT UPON
                                              CONVERSION OF
                DESIGNATION                   ENTIRE TRANCHE    CUMULATIVE PERCENTAGE
                -----------                   --------------    ---------------------
Tranche A, B & C............................      20.00%                20.00%
Tranches D & E..............................      13.33%                33.33%
Tranches F & G..............................      11.67%                45.00%

     Biometric has not made a decision whether to exercise its right to convert the Biometric Identification debentures.

     The Biometric Identification debenture purchase agreement includes acknowledgements by Biometric and Biometric Identification that they intend to merge if they determine it is in their interests following analysis of their mutual business objectives and whether a merger could be advantageously structured following consideration of tax, securities and other legal matters. The Biometric Identification debenture purchase agreement has no legally binding provision requiring the parties to merge, and the parties are not currently conducting any merger negotiations.

     Rand Edgar Capital Corp., a private British Columbia corporation with executive offices in Vancouver, British Columbia, arranged for Biometric's purchase of the Biometric Identification debentures. Rand Edgar Capital is owned and controlled by two persons, one of whom is the wife of Mr. William Rand, a director of Biometric.

     Rand Edgar Capital originally entered into a memorandum of understanding with Biometric Identification and with Arete dated March 18, 1998, amended and replaced May 20, 1998. Rand Edgar Capital assigned its interest in the memorandum to Biometric on May 21, 1998 upon payment of US$ 145,000 plus reimbursement of its expenses. On June 12, 1998, Rand Edgar Capital elected that its fee could be paid in the form of 715,575 common shares of Biometric at $0.30 per share. These shares were issued in pro rata tranches with the closing of tranches of Biometric's purchase of Biometric Identification debentures. Finders fee shares issued to date have actually been in the form of special warrants, each exercisable for one share of Biometric's common stock at $0.30 per share. As of December 31, 1998, Biometric had issued 250,450 shares to Rand Edgar Capital in connection with the finder's fee. In addition, as of August 11, 1999, Biometric issued 465,125 shares to Rand Edgar Capital in respect of the Biometric Identification debentures that Biometric purchased on November 13 and 25, 1998, December 18, 1998, January 29, 1999, April 16, 1999 and July 23, 1999.
This completes the issuance of all the shares Biometric agreed to issue to Rand Edgar Capital in connection with the finder's fee.

BUSINESS OF BIOMETRIC IDENTIFICATION INC.


  Overview


     Biometric Identification was incorporated in 1995 as a subsidiary of Arete. Arete granted Biometric Identification an exclusive world-wide license for all uses of Arete's fingerprint identification technology, to the full extent of Arete's rights in the technology. The license agreement provides that Biometric Identification will pay Arete a license fee of US$ 0.10 per unit for the first 2,500,000 products and US$ 0.05 per unit for the next 20,000,000 products. Upon the payment of US$ 1,250,000 of royalties, Arete will transfer ownership of the licensed intellectual property outright to Biometric Identification. Although the license has no expiration date, Arete can terminate the license on 30 days' notice if Biometric Identification materially breaches the license agreement.

     Biometric Identification has continued to develop the Arete technology and undertake its commercialization. Biometric Identification's products use patented software for positive personal identification. The technology provides a higher level of security and ease of use compared to traditional older methods of identification such as personal identification numbers and passwords. The advantage of Biometric Identification fingerprint identification technology relative to competitive products derives from its greater accuracy because it images the entire fingerprint and the rapidity with which it can be integrated into customer identification systems.

  Biometric Technologies

     Biometrics is the science of identifying an individual through his or her own unique physical characteristics. The biometrics industry is based upon the premise that there are substantial commercial markets for positive personal identification based on the widespread need of employers, governmental agencies, service companies, among others, for accurate, rapid, cost-efficient and user-acceptable identification of persons. The existence of passwords for data access, PINs for ATM and account access, identification cards, photos and signatures on credit cards provides evidence of this need.

     There are six primary forms of biometric technology, as listed below. Biometric Identification is focusing on fingerprint identification technology.

     - Fingerprint Scanning -- mainly used for retail point of sale and credit card transactions, e-commerce and Internet/intranet security

     - Face Recognition -- mainly used for governmental applications such as welfare agencies and departments of motor vehicles

     - Hand Geometry -- mainly used for time and attendance monitoring

     - Iris/Retina Scanning -- mainly used for high security applications such as nuclear power plants

     - Voice Recognition -- mainly used for remote access applications such as remote banking

     - Signature Recognition -- mainly used for document processing in financial and insurance industries and in government applications

  Technology and Products

     Biometric Identification's products use a patented fingerprint verification software. The system registers the entire fingerprint of an individual, saves a template of it, and then at a later time verifies the individual's identity by retrieving the template and comparing it with a newly obtained fingerprint image. Biometric Identification's line of biometric fingerprint identification products includes those which can be used in stand-alone mode or as part of a larger application. These products can be integrated into a broad range of existing applications that require user authentication such as access to personal computers, computer networks, ATMs, credit card readers and physical access control systems.

  Competitive Features of Biometric Identification's Fingerprint Identification Technology

     Verification software is the essential component of fingerprint identification biometrics. Biometric Identification's software presents improvements in accuracy of verification and integration with other software and hardware. Biometric Identification's products are small, versatile and inexpensive. During 1998, Biometric Identification spent US$ 1,500,000 on product research and development. Biometric Identification plans to spend approximately US$ 2 million in 1999.

     Biometric Identification's products are unique among fingerprint identification systems for three major reasons:


     - Accuracy and Long-Term Reliability of Identification.


     Many fingerprint verification software techniques involve making identification based on certain features of the fingerprint, known as "minutia", but not the entire fingerprint. These minutia-based programs can be fooled by temporary alterations such as changes to the finger due to cuts or swelling. In contrast, the Biometric Identification technique images the entire two dimensional ridge structure of the fingerprint so as to create a template for comparison purposes. The software's comparison technique compensates for image distortion, dislocation, rotation, sensor noise, finger swelling and scarring. It is only after performance of these compensatory techniques, and the process then indicates that the two print images still do not match, that the candidate print is declared dissimilar to the template.


     Minutia-based systems often have difficulty compensating for distortion and other factors so that over time they become less reliable in identifying stored fingerprints. This can require individuals to re-enroll, i.e., create new templates, and increases the probability of a false rejection.



     Test results confirm that Biometric Identification's identification system is highly accurate. Less than one usage in a thousand results in a false positive, i.e., incorrect identity confirmation, or false negative, i.e., failure to confirm identity. The system permits enrollment of new users through one touch in a process completed within less than five seconds. Response time in usage is usually less than one second. Biometric Identification tests the accuracy of its fingerprint identification systems using various software programs that test the products throughout the manufacturing process. The tests include general checks of systems and circuitry, and tests for tolerance of image quality.


     - Flexibility and Rapidity of Integration into Products.


     Another unique feature of Biometric Identification's products is that the software, rather than being a permanent, unchangeable part of a computer chip, is programmable and therefore more flexible for various uses. This means that the software can be more easily integrated into products developed by original equipment manufacturers or value added resellers which are sold to the ultimate user. By comparison, most competitive products rely on so-called "application specific integrated circuit" technology, sometimes referred to as "software frozen into silicon," which does not lend itself so readily to customization because the software is a permanent part of the chip in that technology, and cannot be changed.

     Biometric Identification has also developed an application software development kit to assist, for example, value added resellers in integrating their software with Biometric Identification products. Biometric Identification's software is compatible with Windows 95 and Windows NT and is provided in the form of a "dynamic link library" which means that Biometric Identification's software can link, or communicate, with the user's. This allows a user to customize the products for purposes of meeting the user specific needs and enabling capability with its computer environment.


     - Small and Inexpensive Products.


     Biometric Identification's products use silicon sensor technology to take a picture of the fingerprint. Silicon sensor technology is smaller than a quarter coin, which allows Biometric Identification to embed it in very small devices. Biometric Identification is the first company to complete the integration of its software into a self-contained system the size of a business card, as included in its Veriprint 1100 product, discussed below. Biometric Identification's products require only microprocessors to run their software. This makes them less expensive than competitors' products, which have to be run on PCs since their software requires other PC components such as hard drive and memory cards, rather than the PC's microprocessor alone.

  Biometric Identification's Products

     Biometric Identification has developed three main products. The first is Biometric Identification's core software technology and the next two represent customer-ready applications. Biometric Identification's product line of biometric fingerprint identification products includes products which can be deployed in stand-alone mode or as part of a larger application. Biometric Identification does not manufacture its own products but instead "outsources" its manufacturing so as to control costs.


     Currently, Biometric Identification's major outside manufacturer is PrimeTech Electronics, Inc. This relationship is not exclusive for either Biometric Identification or PrimeTech, and Biometric Identification believes that it can readily find other outside manufacturers if PrimeTech were to be unavailable to manufacture Biometric Identification products. Biometric Identification purchases silicon sensors, its primary manufacturing component, either directly from the large silicon sensor companies such as Infineon Corporation (formerly a division of Siemens), Harris, ST Micro, Veridicom and Thomson CSF Semiconducteurs Specifiques, or through PrimeTech. Biometric Identification purchases its board parts, meaning the collection of printed or soldered circuitry on which the sensors are placed, from PrimeTech. Biometric Identification has not entered into written purchasing or supply contracts with any of these companies.


     Biometric Identification's existing product line is summarized below. All of these products are available for retail sale:

          1.  BIOMETRIC IDENTIFICATION FINGERPRINT IDENTIFICATION
              SOFTWARE -- The core software which is the "engine" of Biometric Identification's product applications and features the following:

             - Biometric Identification's patented fingerprint verification software that, as discussed above, focuses on fingerprint ridge patterns rather than minutia

             - detection of latex/rubber fake fingers used to "fool" less sophisticated identification systems

             - performs both matching (one-to-one) and searching (one-to-many)
               in a database

          2. VERIPRINT 2100 OPTICAL TERMINAL -- Complete biometric terminal with case, keypad and small liquid crystal display. This product is presently an "optically based sensor" product, meaning that it uses light or optics to sense or "see" the fingerprint. Each unit sells for US$ 800 to US$ 900. The product has been available since 1997 and there are now approximately 3,500 units being used in connection with time and attendance and access control applications.

              Biometric Identification hopes during the first half of 2000 to achieve "silicon sensor" integration which is superior to an optically based sensor product because use of silicon enables the product to become much smaller without loss of performance.

          3. VERIPRINT 1100 SILICON SENSOR, INTEGRATION COMPONENT -- Introduced in 1998, this is the first ever use of "silicon sensor" technology in a self-contained programmable fingerprint system including template storage for up to 4,000 persons. The product is smaller than a business card and no thicker than a half dollar, so that it can be easily integrated into equipment manufacturer products such as readers and keyboards. Biometric Identification sells this to equipment manufacturers for approximately US$ 200-400 per unit, depending on volume. Applications include safeguarding Internet access, electronic commerce and other sensitive data applications.

     In addition to its existing products, Biometric Identification is also working on a new product, the Veriprint 2200, which Biometric Identification expects to begin marketing in 2000. This product is to be a hybrid of the Veriprint 1100 and the Veriprint 2100 in that it will incorporate the silicon sensor technology of the Veriprint 1100, and will include a case, keypad and screen display similar to the Veriprint 2100. The Veriprint 2200 will contain a limited amount of storage for the fingerprint templates.

     Biometric Identification's plans for additional future revenue include licensing its proprietary fingerprint identification software to large original equipment manufacturers in such areas as smart card technology, electronic commerce, and computer equipment. Biometric Identification does not currently license its technology to any equipment manufacturers, but its software is currently being tested by several equipment manufacturers in anticipation of forming a licensing relationship in the future.


  Product Integration


     Biometric Identification has integrated its products with newly-introduced silicon sensor-based technology and is working with five vendors of the integrated system: Veridicom, Inc., ST Micro Electronics, Thomson CSF Semiconducteurs Specifiques, Infineon Corporation (formerly a division of Siemens) and AuthenTec Inc. Biometric Identification has also completed product integration with several other manufacturers such as Radionics, Inc., Westinghouse Security Electronics, Inc., Chubb Security, Simplex, Northern Computer and Apollo Computer. The integration process is time-consuming and expensive because it generally involves two levels of integration: first, the hardware must be designed to accommodate the company's products; then the software must be integrated with the hardware.

     Biometric Identification has not entered into written supply, production or distribution contracts with any of the companies that integrate Biometric Identification's products with theirs. Biometric Identification typically enters into non-disclosure agreements with these companies, and provides other documents concerning the product integration process such as product specifications and integration timetables.

  Market for Products


  Market Overview


     The biometrics industry started with forensic applications using fingerprints for law enforcement and government security applications. In the last 30 years, electronic fingerprinting has evolved as an alternative storage and retrieval medium to paper and ink.

     Biometric Identification believes that the fingerprint identification segment is a large and widely accepted method of biometric identification. New technologies, such as Biometric Identification's products, are overcoming the historical problems of inaccuracy, false rejections and user nonacceptance that have limited the use of this tool for biometric identification and have held back long term market growth. With advances in computer technology, including cost reduction, miniaturization, and growing familiarity of the public with computer-based solutions, there is much greater potential for commercial investment in this area, particularly as prices further decline following ongoing technology development and increasingly widespread commercial implementation.


  Biometric Identification's Market Focus


     There are many applications for electronic fingerprint devices, including:

     - point-of-sale devices

     - electronic commerce

     - access control, and

     - computer security.

     Although Biometric Identification's technology can be used in almost any environment requiring highly accurate and rapid identification of persons, it would be much more expensive and time consuming to focus initially on applications in so-called open systems, which involve large numbers of ever changing users and sites. Examples of open systems include the credit card and electronic commerce industries. Because there is extensive demand for application in closed systems, which are less time-intensive and expensive to implement, Biometric Identification has decided to focus its efforts on these in the short term. Examples of closed systems include access control for company personnel, time and attendance records for employees, and access and usage security for computer networks.

  Time and Attendance Records

     There is high demand for closed system identification controls. Many industries, such as manufacturing, retail, and service, with large numbers of wage workers desire to reduce the fraud associated with "buddy punching," which refers to clocking in and out for an absent co-worker. Buddy punching is relatively easy because cards and personal identification numbers are not intrinsically linked to the card holder.

     Biometric Identification currently provides its time and attendance products to companies such as Stromberg Corporation, Control Module, Inc. and Synel Corporation.

  Building Access Control

     Another promising closed system for Biometric Identification products is in controlling entry of persons to buildings and office suites. The need is growing in the large U.S. service economy involving large numbers of office workers who are highly concentrated in urban areas with a strong perceived need to prevent extremely costly vandalism and theft or alteration of records. Large corporations, sensitive government locations, law and other professional firms, hospitals, banks, correctional institutions, airports and educational institutions are all examples of institutions with large office security requirements.

     The introduction of biometric devices in this market has been limited, despite the considerable size of this marketplace, likely due to cost and system integration impediments. The electronic access control market is dominated by card and proximity reader devices placed on entries to control and limit access. Biometric Identification's discussions at trade shows and with access control companies demonstrate that if biometric solutions could approach the cost level of card and proximity reader devices, then a biometric solution could become the primary application. Biometric Identification has designed its Veriprint 1100 product line to meet these cost levels. Also, Biometric Identification's product require less customer administrative oversight than for a card reader system because there is no longer any need to record and physically control identification cards.

     Biometric Identification has completed or is nearing completion of integrating its product with those of large card identification companies such as Westinghouse Security Electronics Inc. and Radionics, Inc. For example, Westinghouse and Radionics have integrated Biometric Identification's V2100 product with their access control systems.

     Biometric Identification is presently working with Radionics, Inc., one of the largest home security companies in the U.S., in order to integrate Biometric Identification biometrics into their access control and intrusion systems.

  Computer Security


     As corporations and other organizations have decentralized their computer operations by widely installing PCs, the points of access to networked systems and sensitive databases have greatly increased. Although PCs may substantially improve employee productivity, their proliferation presents a far larger security risk because access points are now so numerous. Networked PC systems are expected to grow as computer-based management of information increases worldwide. The rapid expansion of PC networked systems provides an important area of market growth for biometric products. Organizations now have concerns about a range of computer security issues such as protection of privacy of personnel and customer data, prevention of theft of competitively advantageous information including trade secrets, and prevention of deliberate damage to and corruption of data and systems.


     Biometric Identification expects the commercial and governmental network security market to be one of the largest sources of demand for its biometric products. There may be also be a developing market of home users who would be willing to purchase inexpensive and compact security devices such as those of Biometric Identification.

  Identification of Government Service Recipients

     In U.S. government applications, public agencies use biometrics to verify the identity of persons who wish to receive a service from the agency or pass through an application process. Examples include welfare agencies, departments of motor vehicles, and the U.S. Immigration and Naturalization Service. Biometric Identification believes that there is interest in this area from governments due to concerns about fraud.

     Biometric Identification also provides products for non-U.S. governments. For example, Biometric Identification's Veriprint 2100 system is being used by the Venezuelan legislature in verification terminals that allow members of the Chamber of Deputies and Senate, and their authorized surrogates, to vote electronically from their desks.

  Marketing and Distribution Channels

     The favorable performance of Biometric Identification products, combined with aggressive pricing, has enabled Biometric Identification to secure relationships with several large companies. Biometric Identification desires that once integration is completed with each equipment manufacturer's products, the equipment manufacturer will then introduce Biometric Identification products into their distribution channels.

     Biometric Identification has been executing its sales strategy through its sales team and has been actively marketing its product since September 1997. Since then, Biometric Identification has developed a list of alliances with key customers including Westinghouse, Radionics, Thomson CSF, Gemplus and Keysource. Biometric Identification has no customer that accounts for 10% or more of its revenues where the loss of that customer would significantly hurt Biometric Identification.

     Biometric Identification is targeting both large and small companies. Although the larger companies offer long term sales potential, the innovative smaller value added resellers and equipment manufacturers are more often the first to adopt new technologies and create early stage demand from consumers. Early users sometimes divert business from industry leaders which creates incentive for the big companies to follow suit. Biometric Identification is also going to target systems integrators and large consulting firms that thrive on introducing new technologies to their customers.

     To date, Biometric Identification has focused on the time and attendance and access control markets. During 1999, it intends to expand its marketing efforts to include direct contact with financial institutions, "smart" and credit card companies, electronic commerce and computer equipment companies where interest in biometrics is growing.

     Biometric Identification has retained a small marketing company located in the United Kingdom as a representative for Biometric Identification in the European market area. Biometric Identification wishes to secure several sales representatives to assist Biometric Identification in introducing its products into the European and Asian marketplaces.

  Competition

     Biometric Identification competes with other providers of biometric identification services to the commercial markets it serves in time and attendance monitors, access control and computer security. In addition, Biometric Identification competes with providers of non-biometric identification services. Biometric Identification believes that the principal methods of competition in the identification verification industry are providing function, ease of integration and an affordable price. Many of Biometric Identification's actual and potential competitors have greater financial, marketing and other resources than Biometric Identification possesses.

  Patents, Trademarks, and Copyrights

     Arete has provided an exclusive license to Biometric Identification for its five pending patents in fingerprint sensing systems and methods. The patent applications have been filed during the past three years with the U.S. patent office and three have proceeded to filings under the Patent Cooperation Treaty. Of these, one has proceeded to national stage filings in Brazil, Japan and Canada, and with the European Patent Office. Effective January 8, 1999, a patent on key technology elements of ridge recognition was issued in the United States.

RISK FACTORS


     This Form 10-K contains statements that plan for or anticipate the future. We believe that some of these statements are "forward-looking" statements. Forward-looking statements include statements about the future of the biometric identity verification industry, statements about future business plans and strategies, and most other statements that are not historical in nature. In this Form 10-K, forward-looking statements use words like "anticipate," "plan," "believe," "expect," and "estimate." However, because forward-looking statements involve future risks and uncertainties, there are factors, including those discussed below, that could cause actual results to differ materially from those expressed or implied. We have attempted to identify the major factors that could cause differences between actual and planned or expected results, but we may not have identified all of those factors. You therefore shouldn't place undue reliance on forward-looking statements. Also, we have no obligation to publicly update forward-looking statements we make in this Form 10-K.



Financing and Investment Risks


     OUR ONLY MAJOR ASSET IS OUR INVESTMENT IN BIOMETRIC IDENTIFICATION DEBENTURES. WE HAVE NO OTHER INVESTMENTS THAT COULD OFFSET POOR RESULTS OF BIOMETRIC IDENTIFICATION, WHICH HAS A HISTORY OF NET LOSSES. IF BIOMETRIC IDENTIFICATION CONTINUES TO LOSE MONEY, IT COULD LOSE INVESTMENT VALUE, WHICH IN
TURN COULD CAUSE YOUR INVESTMENT IN BIOMETRIC TO LOSE VALUE.   Right now, our
success depends entirely on the future of Biometric Identification. In turn, your investment in us is subject to that risk. Biometric Identification has a history of losses, mainly due to the required accounting treatment of research and development outlays which Biometric Identification has to expense in the year incurred. For the year ended December 31, 1998, Biometric Identification had a net loss of US$ 3,934,609, and for the year ended December 31, 1997, Biometric Identification had a net loss of US$ 1,337,446. For the four months ended April 30, 1999, Biometric Identification had a net loss of US$ 1,958,168. We are leaving the natural resource industry sector in order to enter the technology industry. But we have only identified one company, namely Biometric Identification, in which to invest in the short term. We don't have any other investments that might offset Biometric Identification's recent net losses.


     BIOMETRIC DOESN'T CONTROL BIOMETRIC IDENTIFICATION. SINCE BIOMETRIC DOESN'T YET OWN ANY SHARES IN BIOMETRIC IDENTIFICATION, BIOMETRIC DOESN'T HAVE SHAREHOLDERS' RIGHTS SUCH AS THE RIGHT TO ELECT BIOMETRIC IDENTIFICATION DIRECTORS, SO WE MAY NOT BE ABLE TO CAUSE BIOMETRIC IDENTIFICATION TO TAKE ACTIONS THAT WE THINK MAKE GOOD BUSINESS OR FINANCIAL SENSE. Our investment in Biometric Identification consists only of its convertible debentures that don't have voting rights, so we currently have little to no control over Biometric Identification management policies. Until we exercise our rights to convert these debentures to common stock of Biometric Identification, we will not have the voting and other rights provided to the shareholders of Biometric Identification through their shareholdings. Although Biometric's new President, Robert Kamm, is also President of Biometric Identification, we don't have any control over Biometric Identification's shareholders or board of directors. We might not always be able to cause Biometric Identification to take actions that we think make good business or financial sense.


     BIOMETRIC IDENTIFICATION HAS A LARGE AMOUNT OF DEBT FOR A COMPANY ITS SIZE AND COULD DEFAULT IN ITS PAYMENT OF OBLIGATIONS. IF BIOMETRIC IDENTIFICATION CAN'T MAKE ITS DEBT PAYMENTS, BIOMETRIC COULD LOSE ITS INVESTMENT IN BIOMETRIC IDENTIFICATION. Our Biometric Identification convertible debentures are unsecured and do not provide for regular payments of principal to us. If Biometric Identification can't generate enough cash to pay our principal and interest payments when due, it may default on our debentures and, if that happens, we could be forced to begin collection efforts or lose all of our investment. Biometric Identification currently has a large amount of debt. At December 31, 1998, Biometric Identification had outstanding convertible debt totaling US$ 2,709,000, compared to total assets of US$ 769,974. At April 30, 1999, Biometric Identification had outstanding convertible debt totaling US$ 4,422,500, compared to total assets of US$ 1,167,040.

     NEITHER BIOMETRIC NOR BIOMETRIC IDENTIFICATION IS PROFITABLE YET, AND NEITHER COMPANY CAN BE SURE OF RAISING ENOUGH MONEY FROM OUTSIDE SOURCES, SO WE MAY NOT BE ABLE TO GROW OUR BUSINESSES OR EVEN RAISE ENOUGH FUNDS NECESSARY TO CONTINUE OPERATING OUR BUSINESSES. Biometric Identification is a relatively new business, incorporated in 1995. In addition, our own business has recently completely changed its direction. As new and growing businesses, both we and Biometric Identification don't yet generate profits from our operations to cover our day-to-day operating costs and to make investments, such as buying expensive new equipment, that we need to grow our businesses. Therefore, we need money from outside sources and if we can't raise enough money, we and Biometric Identification may not be able to keep operating our businesses. In the past, both we and Biometric Identification have had to sell stock in our companies, and also borrow money, to meet our large and ongoing needs for capital. If we can't continue to raise enough money from these sources, neither we nor Biometric Identification will be able to grow our businesses and we may not even be able to cover our own day-to-day operating needs. We have invested money in Biometric Identification, but that won't be enough to keep Biometric Identification solvent. Further, if we can't provide more money to Biometric Identification, and they have to sell more stock to other people, our ownership interest in Biometric Identification could be lessened.


Risks Relating to Biometric Identification's Business and Operations


     BIOMETRIC IDENTIFICATION MAY NOT BE ABLE TO DEVELOP A LARGE ENOUGH MARKET FOR ITS BIOMETRIC IDENTITY VERIFICATION PRODUCTS; THESE PRODUCTS AREN'T YET IN WIDE USE. UNLESS THIS MARKET GROWS, BIOMETRIC IDENTIFICATION MIGHT NOT BE ABLE TO SUCCEED. If biometric identity verification products don't become generally accepted in the marketplace, Biometric Identification could become one of several competitors in a small market, and might not be able to generate enough revenues and profits to grow beyond its current size. Its major products, namely biometric identity verification products and biometric imaging products, have not experienced widespread commercial acceptance. In part, this is because biometric identity verification products are a new approach to identity verification and they have not been widely used.

     Factors that could affect whether Biometric Identification can develop a large market for biometric identity verification products include:


        - whether their cost, performance and reliability compare favorably to competitive products


        - whether customers come to understand their benefits

        - whether the public will be "put off" by the intrusiveness of the products and how companies collect and use fingerprint information

         NOTE: Some groups have objected to biometric identity verification products on civil liberties grounds, as an invasion of privacy, and legislation has been proposed to regulate the use of biometric identity verification products to prevent such abuse


        - whether the public trusts that companies will not abuse the confidentiality of personal information created from using biometric identity verification products



        - whether institutional purchasers such as banks and retailers will install the infrastructure in automatic teller machines and point-of-sale equipment to use biometric identity verification products



        - whether Biometric Identification can develop an international market for its products and



        - whether Biometric Identification successfully markets and promotes its products


     BECAUSE BIOMETRIC IDENTIFICATION IS MUCH SMALLER THAN MANY OF ITS COMPETITORS, IT MAY LACK THE RESOURCES TO CAPTURE AN INCREASED MARKET SHARE. ALSO, BIOMETRIC IDENTIFICATION'S LOW-TECH COMPETITORS CAN DEVOTE LESS RESOURCES TO PRODUCT DEVELOPMENT AND MORE RESOURCES TO MARKETING WHICH COULD ALSO REDUCE BIOMETRIC IDENTIFICATION'S MARKET SHARE. Biometric Identification is a small company with a history of net losses. It may not be able to compete for market share equally with some of the larger companies in the fingerprint identification industry which, unlike Biometric Identification, can generate large amounts of funds for use in product development and marketing. Further, in addition to competing with other providers of sophisticated biometric imaging systems, Biometric Identification also competes with providers who use traditional "low-tech" identification and security systems, e.g., key card, surveillance systems and passwords.

Biometric Identification could lose market share to these low-tech companies as well, since they may be able to concentrate more resources on marketing rather than product development. A number of start-up and established companies develop and market software and hardware for fingerprint biometric security applications that could compete directly with Biometric Identification's products. It is also possible that other biometric identification technologies of which we and Biometric Identification are aware, could ultimately be more widely adopted. These technologies could reduce demand for Biometric Identification's products even if they were demonstrably superior. For example, a well-financed company with a large customer base and established distribution channels for its less sophisticated products might marginalize Biometric Identification's possibly superior products.

     IF BIOMETRIC IDENTIFICATION IS UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE ITS PRODUCTS COULD BECOME OBSOLETE, OR OTHER COMPANIES COULD EXPLOIT MARKET OPPORTUNITIES FASTER, POSSIBLY CAUSING BIOMETRIC IDENTIFICATION TO LOSE MARKET SHARE. Unless Biometric Identification's products keep up with the demand for sophisticated technology, they could become obsolete. The markets for biometric identity verification products and biometric imaging systems rapidly change in response to newer, more advanced products. Even if Biometric Identification can keep pace, it could fail to predict where the market is going and thus develop technology that customers do not want to buy. Or Biometric Identification might develop desirable products but too slowly and be surpassed by a competitor.


     BIOMETRIC IDENTIFICATION DEPENDS ON STRATEGIC RELATIONSHIPS FOR PRODUCT DISTRIBUTION. IF THESE RELATIONSHIPS DON'T WORK OUT, OR IF THE OTHER COMPANIES DON'T DO ENOUGH TO MARKET BIOMETRIC IDENTIFICATION PRODUCTS, BIOMETRIC IDENTIFICATION COULD LOSE SALES. Biometric Identification's business plan depends on establishing strategic relationships with marketing partners, such as equipment manufacturers, systems integrators and resellers, to distribute some of its products. It may be difficult for Biometric Identification to identify and establish relationships to assure the successful marketing of its products. Even if Biometric Identification identifies partners, negotiating deal terms can be a laborious process. Once an agreement is reached, it could be terminable with little notice, or disputes could arise as to interpretation. It's also difficult to control the resources and effort that a partner will devote to the marketing of Biometric Identification's products.



     IF BIOMETRIC IDENTIFICATION'S PRODUCTS ARE DEFECTIVE OR FAIL TO MEET PERFORMANCE CRITERIA, THIS COULD REQUIRE BIOMETRIC IDENTIFICATION TO DIVERT RESOURCES AND INCUR COSTS TO CORRECT THE PROBLEM, WHICH WOULD REDUCE PROFITS. ALSO, PRODUCT MALFUNCTIONS COULD ALIENATE CUSTOMERS, POSSIBLY RESULTING IN LOSS OF CUSTOMERS OR NEGATIVE PUBLICITY. Despite careful quality control in design and production, newly-introduced complex products often have undetected defects, such as software "bugs," or they do not initially meet customer performance specifications. This could require Biometric Identification to divert resources from product development and marketing and concentrate instead on correcting the problems, possibly incurring additional costs as well, which could result in reduced sales and profits. Even if the defects are ultimately corrected, Biometric Identification could:



     - lose customers



     - be forced to divert its employees and resources in order to work with the dissatisfied customers



     - make refunds



     - cover breaches in product warranties, or



     - conduct a product recall



     Because Biometric Identification's products are designed to improve security, malfunction could hurt Biometric Identification's customers. Examples of the impact of product failure include:



     - unauthorized persons gaining access to dangerous or sensitive physical facilities



     - the alteration or theft of customer database information, or



     - fraudulent financial transactions



     These failures could result in loss of customers or negative publicity. Even if defects are minor and readily corrected, Biometric Identification's efforts at correction could reduce or even eliminate profits from sales. Biometric Identification may not be able to maintain product liability insurance to adequately cover such risks.

     BIOMETRIC IDENTIFICATION HAS ONLY A LICENSE TO USE, RATHER THAN OUTRIGHT OWNERSHIP OF, ITS BIOMETRIC IDENTITY VERIFICATION TECHNOLOGY. IF ARETE, THE OWNER OF THE INTELLECTUAL PROPERTY RELATING TO THE BIOMETRIC IDENTIFICATION TECHNOLOGY, DOES NOT ADEQUATELY PROTECT THE RIGHTS IT LICENCES TO BIOMETRIC IDENTIFICATION, BIOMETRIC IDENTIFICATION WOULD BE AT A SIGNIFICANT COMPETITIVE DISADVANTAGE THAT WOULD ADVERSELY AFFECT ITS BUSINESS OPERATIONS AND FINANCIAL CONDITION. Biometric Identification licenses its technology from Arete under an exclusive world-wide license. The license has no expiration date, although Arete can terminate the license if Biometric Identification materially breaches the license agreement. Biometric Identification has not yet accrued or paid any significant royalties to Arete. Only after Biometric Identification has paid US$ 1,250,000 of royalties will Arete transfer ownership of the intellectual property outright to Biometric Identification. Until then, Biometric Identification is dependent on Arete's maintaining its ownership and right to exploit the technology. Biometric Identification doesn't control Arete's efforts to protect its rights to these technologies. If Arete doesn't do enough to protect the technologies, Biometric Identification would be put at a significant competitive disadvantage since much of Biometric Identification's market advantage stems from its use of technology that's currently unique to Arete.



     BIOMETRIC IDENTIFICATION'S PROPRIETARY TECHNOLOGY MAY BE IMPOSSIBLE TO PROTECT OR MAY INFRINGE ON OTHER TECHNOLOGIES. IF BIOMETRIC IDENTIFICATION CAN'T ESTABLISH OR MAINTAIN OWNERSHIP AND CONTROL OF THESE TECHNOLOGIES, COMPETITORS COULD EXPLOIT THE TECHNOLOGIES AND ENCROACH ON BIOMETRIC IDENTIFICATION'S MARKET SHARE. IT IS ALSO POSSIBLE THAT OTHERS MAY CLAIM RIGHTS IN THE TECHNOLOGIES AND SUCCESSFULLY SUE BIOMETRIC IDENTIFICATION FOR INFRINGEMENT OF PROPRIETARY TECHNOLOGY RIGHTS. Subject to its license from Arete, Biometric Identification's competitive advantage depends on owning and controlling the right to exploit its technology, such as its unique fingerprint identification technology that images the entire fingerprint, in contrast with typical fingerprint identification methods that image only several points on the fingerprint. If Biometric Identification is unable to fully exploit the rights to technologies such as its fingerprint identification technology, competitors could gain rights to the same or similar technologies and exploit those rights to the detriment of Biometric Identification's market share. It is also possible that a competitor may challenge Biometric Identification's rights in some of its technologies, and if that happens, it could be costly for Biometric Identification to defend its rights. It might even ultimately lose its rights to those technologies if the competitor's challenge succeeds. The usual means to protect proprietary rights in technology are through patent, copyright, trade secret and contract law. Arete holds, and Biometric Identification expects eventually to hold, United States and foreign patents covering certain of Biometric Identification's products and technologies. Patent protection, however, does not eliminate all risks. For example:


     - the claimed inventions in Arete's patents may not be broad enough to cover the technology contained in Biometric Identification's products

     - Arete or Biometric Identification may have their patent applications denied, or

     - another person may challenge the validity of the patents or claim they do not cover a similar invention which that person intends to commercialize

     Biometric Identification also depends on its employees, consultants and other persons to keep confidential Biometric Identification's trade secrets and other proprietary information. If any of these persons reveals this confidential information, Biometric Identification could lose major competitive advantages.

     BIOMETRIC IDENTIFICATION DEPENDS ON ITS KEY TECHNOLOGY PERSONNEL TO DEVELOP ITS PRODUCTS AND MANUFACTURING AND MARKETING STRATEGY, AND DEPENDS ON ITS RELATIONSHIP WITH ARETE FOR ENGINEERING SERVICES. IF BIOMETRIC IDENTIFICATION WERE TO LOSE KEY TECHNOLOGY PERSONNEL, ITS PRODUCT DEVELOPMENT COULD SLOW DOWN AND CUSTOMERS THAT INTEGRATE ITS PRODUCTS WITH THEIRS MIGHT PERMANENTLY REPLACE BIOMETRIC IDENTIFICATION AS A SUPPLIER. THIS WOULD HURT SALES AND PROFITS. SIMILARLY, IF ARETE WERE NOT ABLE TO SUPPLY ENGINEERING SERVICES, THIS COULD ALSO HURT PRODUCT DEVELOPMENT AND SALES, SINCE BIOMETRIC IDENTIFICATION DEPENDS IN PART ON THESE SERVICES TO HELP DEVELOP ITS PRODUCTS AND MANUFACTURING METHODS. Biometric Identification's competitive position depends on its ability to find and keep employees who have special knowledge about designing, manufacturing and marketing biometric identity verification products. Loss of any of these key personnel could slow down product development, potentially hurting Biometric Identification's ability to compete and maintain its customer base. For example, Biometric Identification's products are often specifically developed for incorporation into its customers' products, and its personnel have developed an in-depth understanding of the customers' product and market needs. Loss of these people could cause Biometric Identification to lose customers, perhaps permanently. This would significantly hurt sales.

     Biometric Identification's senior management has many years of experience in the biometric identity verification field. For example:

     - Dr. Stephen Lubard, founder and Chairman of Biometric Identification, is an engineer with over 20 years of experience in managing highly technical projects and developing software and computer systems for solving complex image processing problems

     - Robert Kamm, Chief Executive Officer, is an experienced technology entrepreneur and has started two previous technology companies

     It would be very difficult and time-consuming for Biometric Identification to locate personnel with the combination of skills and attributes required to carry out its strategy.

     Biometric Identification also depends on the engineering assistance it receives from its parent, Arete. For example, Arete has agreed to provide engineering services for Biometric Identification, in exchange for payments from Biometric Identification. Under this agreement, Arete provides Biometric Identification with the equivalent of services of four full-time engineers, and Arete will use its best efforts to supply additional engineering assistance as needed. If Arete can't provide enough engineering assistance, Biometric Identification could lose access to technology that would enable it to compete in the marketplace, which could also hurt sales.

     POSSIBLE FAILURES BY THIRD PARTIES TO COMPLY WITH Y2K ISSUES COULD COMPROMISE THEIR OWN PRODUCT SALES AND, TO THE EXTENT THEIR PRODUCTS INCLUDE BIOMETRIC IDENTIFICATION PRODUCTS, COULD HURT SALES OF THOSE PRODUCTS AS
WELL. Biometric Identification's business involves integrating its products with those of original equipment manufacturers and value added resellers. If any of those companies is not Year 2000 compliant, their product sales, and consequently Biometric Identification's sales, could drop. The Year 2000 issue refers to possible negative impacts on business systems that could be caused by the arrival of the new millennium. Best known is the possible inability of computer software to recognize the year 2000 as a date. Unless the software is fixed, date-sensitive systems may begin to fail prior to January 1, 2000. Failures may range from relatively minor processing inaccuracies to catastrophic system malfunctions. Failures may affect not only systems used to process everyday business information, but also the imbedded computers that control plant machinery, robotics, office equipment, elevators and building climate and security systems.

     Biometric does not expect to experience significant Year 2000 issues, because we use standard commercial programs and systems that have been designed or upgraded to comply with requirements imposed by the transition into the next millennium. We are contacting our main suppliers to make sure that they are also Year 2000 compliant, a process we expect to complete by the third quarter of 1999.

     Biometric Identification has evaluated the products and services that it offers, as well as its information technology infrastructure, and has determined that they are Year 2000 compliant.

     However, even though we and Biometric Identification believe that we are Year 2000 compliant, we can't control Year 2000 compliance by third parties. To the extent those parties are not Year 2000 compliant, that could hurt Biometric Identification's sales and therefore its investment value.

     OUR STOCK IS LOW-PRICED STOCK SUBJECT TO "PENNY STOCK" RULES; BROKER-DEALERS MAY BE LESS WILLING TO DEAL IN PENNY STOCKS SUCH AS OURS IF THEY FIND THE NEW "PENNY STOCK" LAWS TOO BURDENSOME. THIS COULD CAUSE THE MARKET FOR BIOMETRIC STOCK TO BE LESS ACTIVE, WHICH IN TURN COULD MAKE IT HARDER FOR YOU TO SELL YOUR BIOMETRIC STOCK WHEN YOU WANT AND AT A SATISFACTORY PRICE. Our common stock would be classified as "penny stock" under United States securities laws. These laws impose special rules on broker-dealers trading in penny stocks that are not applicable to other stocks. If broker-dealers find these requirements too burdensome and therefore are less willing to deal in penny stocks, this might limit market activity for all penny stocks, including Biometric's common stock. This could limit your ability to sell your stock when you want and at a satisfactory price.

     The laws relating to penny stocks were changed in 1990 because of alleged abuses in the penny stock market. The new laws require broker-dealers who sell penny stocks to meet potentially burdensome requirements. For example, a broker-dealer selling a penny stock must:

     - give the customer written information about the market for penny stocks including a discussion of how those stocks are traded, and the risks of the penny stock market. This information must also describe the broker-dealer's duties to the customer and let the customer know about his or her rights and remedies if the broker-dealer violates these duties.

     - give penny stock customers written monthly account statements that list their holdings and estimated market values.

If broker-dealers find these requirements too burdensome, that might limit their willingness to deal in penny stocks such as ours, possibly resulting in a less active market which could lower the value of your investment in our common stock.

ITEM 2  PROPERTIES

     Biometric occupies approximately 2,300 square feet of leased space at Suite 1940, 400 Burrard Street, Vancouver, British Columbia under a lease expiring October 31, 2000. A total of four Biometric employees operate out of its Vancouver office.

     Biometric Identification occupies one administration office in California and sales offices in Dayton, Ohio and London, England.

     Biometric Identification's California offices occupy a total of approximately 4,200 square feet and are located at 5000 Van Nuys Blvd., Sherman Oaks, California.

ITEM 3  LEGAL PROCEEDINGS


     Other than as disclosed below, no material legal proceedings are pending to which Biometric is a party or of which any of its properties is subject.



     Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), Biometric continued into the State of Wyoming (the "Continuation"), where it is now governed by the Wyoming Business Corporations Act. Biometric's management has subsequently determined that Biometric should continue back to British Columbia. In order to solicit shareholder approval for such continuation, on March 5, 1999, Biometric filed a preliminary proxy statement with the SEC, as required by the U.S. Securities Exchange Act of 1934. The preliminary proxy statement was reviewed by the staff of the SEC in accordance with rules promulgated under the Exchange Act. Based on that review, the SEC staff informally advised Biometric that the staff believes that the original Continuation was an event that would have required, under the U.S. Securities Act of 1933, the filing of a registration statement with the SEC. The SEC staff further advised that it would consider arguments that registration was not so required. Biometric requested its special counsel for U.S. securities matters to conduct further analysis in response to the SEC staff's advice. Following such analysis U.S. counsel concluded that there are substantial arguments that under applicable law the effectuation of the Continuation should not have required the filing of a registration statement. Upon request of Biometric, U.S. counsel prepared a written submission, dated March 19, 1999, to present these arguments to the SEC staff.



     In response to this submission, on March 25, 1999, the SEC staff orally advised Biometric's U.S. counsel that the staff was maintaining its original position that the Continuation required registration under the Securities Act. Biometric decided to resolve this matter by filing a registration statement under the Securities Act for a repurchase offer in which Biometric is offering U.S. persons who owned Biometric common stock at the time Biometric transferred its corporate domicile to Wyoming, the right to have their shares repurchased by Biometric at their fair market value on the date of the shareholder vote concerning Biometric's transfer to Wyoming. The registration statement was filed with the SEC on May 7 1999, and is subject to SEC comments. During the period between the Continuation and the effective date of the registration statement, which will occur only after Biometric has successfully responded to all comments of the SEC staff regarding the registration statement, including amendments, persons who were shareholders of Biometric at the time of the Continuation may have common law remedies for a possible violation of the registration requirement under the Securities Act. Biometric's exposure in that event is difficult to quantify because its shareholders were, prior to the Continuation, provided their statutory right of dissent under the Company Act (British Columbia) to be paid the fair market value of their shares if they dissented from the Continuation. No holder of Biometric shares exercised such dissent right. Under the offer in rescission to be issued by Biometric, holders of Biometric shares at the time of the Continuation would be offered the right to have their shares repurchased by Biometric at their fair market value at the time of the Continuation.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     On October 9, 1998, at an extraordinary general meeting, Biometric's shareholders voted to continue Biometric in the state of Wyoming, to change the company's name to Biometric Security Corp., and to increase its authorized capital to an unlimited number of common shares. The shareholder vote for the continuance was 4,883,862 votes in favor, 24,226 votes against, and 440 abstentions. The shareholder vote for the name change was 4,895,524 votes in favor, 12,664 votes against, and 400 abstentions. The shareholder vote for the increase in common shares was 4,901,744 votes in favor, 6,824 votes against, and zero abstentions.



     Effective November 10, 1998, Biometric's change of name and continuance into in the state of Wyoming had been completed. Effective November 12, 1998, the increase of Biometric's authorized capital to an unlimited number of common shares had taken place.

                                    PART II

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Biometric's common shares are quoted for trading on the Vancouver Stock Exchange under the symbol "BMS" and are also traded from time to time on the over-the-counter market in the United States under the symbol "BMSX." Biometric's securities issued in offshore transactions under Regulation S of the Securities Act are traded in offshore resales governed by Rule 904 of Regulation S under the symbol "BMS. S" on the VSE. As of March 15, 1999, there were 32,501,078 Common Shares issued and outstanding, held by 2,203 shareholders of record. The following table sets out the range of high and low closing prices as reported on the VSE for the fiscal periods indicated:


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



     Commencing March 22, 1999 Biometric's common shares are also being traded from time to time on the over-the-counter market in the United States. During the quarter ended March 31, 1999, the high closing price was US$ 0.13 and the low closing price was US$ 0.12. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


  Dividend Record and Policy


     Biometric has not paid any dividends since incorporation and it has no plans to pay dividends in the immediate future. Biometric expects to retain any earnings to finance further growth and, when appropriate, retire debt. Biometric's directors will determine if and when dividends should be declared and paid in the future based on Biometric's financial position at the relevant time. All of Biometric's common shares are entitled to an equal share in any dividends declared and paid.



UNREGISTERED SALES OF SECURITIES DURING THE LAST THREE FISCAL YEARS


  For the Period Ended December 31, 1998


     On December 29, 1998, Biometric commenced a private placement of 11,666,666 units (the "Units") to qualified investors at a price of $0.15 per Unit. Each Unit offered consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable for a period of two years from closing and will entitle the holder to purchase one common share at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. For that offering, Goepel McDermid Inc. (the "Agent") acted as agent and placed 6,666,666 Units. Biometric placed 5,000,000 Units directly. The Agent received a commission of 10% of the gross proceeds raised from its portion of the offering, which was paid in cash ($100,000). As additional compensation, the Agent was granted a warrant to acquire up to 1,000,000 shares of Biometric, which is that number of shares equal to 15% of the number of Units placed by it for a period of two years at a price of $0.15 per share during the first year after closing and at a price of $0.17 per share during the second year after closing. The price of the Units was determined by Biometric and the Agent with reference to the recent trading prices of Biometric's common shares on the VSE. The offering commenced on December 29, 1998 and closed on January 29, 1999. Biometric received $1,750,000 in total proceeds.

     On September 10, 1998, Biometric completed a private placement of 660,000 units at $0.15 per unit. Each unit consisted of one common share and one non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share if purchased on or before September 10, 1999, or at a price of $0.17 per share if purchased from and including September 11, 1999 to September 10, 2000. Biometric received $99,000 in cash proceeds.



     On May 15, 1998, Biometric completed a private placement of 3,375,000 special warrants at a price of $0.15 per special warrant. Each special warrant is exchangeable, at no additional cost, into one common share and one non-transferable share purchase warrant that allows the holder to purchase one common share at a price of $0.15 per share if exercised within the first year and $0.17 per share if exercised within the second year. Biometric received $506,250 in cash proceeds.



     All of the 1998 transactions were effected in reliance upon the exemption from United States securities law registration requirements provided by Regulation S under the Securities Act because none of the securities were offered or sold in the United States or to "U.S. persons" other than "distributors" as those terms are defined in Regulation S.


  For the Period Ended December 31, 1997


     In January 1997, Biometric issued the 5,000,000 shares and 5,000,000 one-half share purchase warrants upon exercise of the 5,000,000 Special Warrants offered in October 1996 (and described below). 250,000 compensation options were also issued to the underwriter upon the exercise of 250,000 special compensation options. In addition, the net proceeds of $5,106,645 from the sale of Special Warrants, together with $39,286 in interest earned thereon, were released to Biometric. This transaction was effected in reliance upon the exemption from United States securities law registration requirements provided by Regulation S under the Securities Act because none of the securities were offered or sold in the United States or to "U.S. persons" other than "distributors" as those terms are defined in Regulation S.


  For the Period Ended December 31, 1996


     On October 22, 1996, Biometric completed the private placement of 5,000,000 Special Warrants at an issue price of $1.10 per Special Warrant. The offering was underwritten by Loewen Ondaatje McCutcheon Ltd. Each Special Warrant entitled the holder to acquire, without further consideration, one unit comprising one common share and one-half of a share purchase warrant, with each whole warrant entitling the holder to purchase one additional share at $1.30 per share for a two year period. Biometric also granted the underwriter 250,000 special compensation options as partial compensation for the placement of the Special Warrants. Each special compensation option entitled the underwriter to acquire, without further consideration, one compensation option. Each compensation option is exercisable for one unit at a price of $1.10 per unit to January 31, 1999. Each unit consists of one common share and one-half of a share purchase warrant, with each whole warrant entitling the underwriter to purchase one additional share for $1.30 per share to January 31, 1999. All but one of the purchasers in this private placement were non-U.S. persons, so the offers and sales of securities to those persons were effected in reliance on the registration exemption provided by Regulation S. The remaining purchaser was a U.S. limited partnership. With respect to that purchaser, the offer and sale were effected in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.



     On August 21, 1996 Biometric entered into subscription agreements for the private placement of an aggregate of 1,400,000 units of Biometric at a price of $1.10 per unit. Each unit consisted of one common share of Biometric and one non-transferable share purchase warrant entitling the holder to purchase an additional common share of Biometric for a period of two years at a price of $1.25 per share. Biometric received $1,540,000 in cash proceeds. All but one of the purchasers in this private placement were non-U.S. persons, so the offers and sales of securities to those persons were effected in reliance on the registration exemption provided by Regulation S. The remaining purchaser was a U.S. corporation. With respect to that purchaser, the offer and sale were effected in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.



     On January 26, 1996, Biometric entered into a subscription agreement with Federico Brown pursuant to which Mr. Brown purchased, by way of private placement, a total of 37,000 units of Biometric at a price of $1.28 per unit. Each unit consisted of one common share of Biometric and one non-transferable share purchase warrant to purchase an additional share of Biometric for a period of two years at a price of $1.28 per share during the first year of the term and $1.47 per share during the second term. At the time of the private placement, Mr. Brown was an employee of Biometric. Biometric received $47,360 in cash proceeds. This transaction was effected in reliance upon the registration exemption provided by Regulation S, because the securities were not offered or sold in the United States, and Mr. Brown was not at the time a "U.S. person."



     On February 20, 1996, the VSE approved a private placement, announced on December 5, 1995, of 100,000 units of Biometric at a price of $0.80 per unit. Daniel J. Kunz, at the time the President and a director of Biometric, was the sole participant in the private placement. Each unit in the private placement consisted of one common share and one non-transferable share purchase warrant entitling Mr. Kunz to purchase a further common share of Biometric for two years at a price of $0.80 per share during the first year and $0.92 per share during the second year. This transaction was effected in reliance upon the exemption from registration requirements provided by Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.



ITEM 6  SELECTED FINANCIAL DATA



     The selected consolidated financial data set forth below with respect to Biometric's consolidated statements of operations for each of the three fiscal years in the period ended December 31, 1998 and with respect to the consolidated balance sheets at December 31, 1998 and 1997, are derived from Biometric's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Consolidated statement of operations data for the years ended December 31, 1995 and 1994, and balance sheet data at December 31, 1996, 1995 and 1994 have been derived from audited consolidated financial statements of Biometric not included in this Annual Report on Form 10-K. These financial statements, which included a note reconciling differences between U.S. and Canadian GAAP, were filed with Biometric's Annual Reports on Form 20-F.



     The following selected financial consolidated financial data should be read in conjunction with the consolidated financial statements for Biometric and the notes thereto appearing in Item 8 of this Annual Report on Form 10-K. Historical operating results are not necessarily indicative of the results that may be expected in any future period.



     As a result of Biometric's Continuation into the State of Wyoming, Biometric has adopted U.S. GAAP and restated prior years figures to be in accordance with U.S. GAAP. As the functional currency of Biometric is Canadian dollars, all amounts are in Canadian dollars.



                                                     FOR THE FISCAL YEARS ENDED DEC. 31,
                                      ------------------------------------------------------------------
                                         1998           1997          1996          1995         1994
                                      -----------    ----------    ----------    ----------    ---------
                                       (STATED IN THOUSANDS OF CANADIAN DOLLARS, EXCEPT PER SHARE DATA)
                                      ------------------------------------------------------------------
Revenue.............................   $      79      $    175      $    102      $    211      $    36
Net income (loss)...................   $  (7,125)     $ (2,200)     $ (1,259)     $ (1,142)     $  (406)
Net income (loss) per share.........   $   (0.38)     $  (0.13)     $  (0.14)     $  (0.20)     $ (0.10)
Cash dividends declared per share...   $       0      $      0      $      0      $      0      $     0
Working capital.....................   $      10      $  3,072      $  6,369      $  1,936      $ 1,846
Total assets........................   $   2,567      $  8,274      $ 10,451      $  2,721      $ 2,010
Total liabilities...................   $     299      $    283      $    571      $     91      $   143
Share capital.......................   $  13,789      $ 12,388      $ 12,077      $  3,567      $ 1,662
Retained earnings (deficit).........   $ (11,521)     $ (4,397)     $ (2,197)     $   (937)     $   204

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Current Capital Resources and Liquidity


     Since inception, Biometric's capital resources have been limited. Since cash generated from operations has been nominal, Biometric has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. In 1998, Biometric acquired the right to invest up to US$ 5,000,000 into Biometric Identification by way of the acquisition of convertible debentures. See Item 1 -- Business of Biometric Security Corp. for a discussion of the terms of this investment. As at December 31, 1998, Biometric had invested US$ 2,325,000 in Biometric Identification debentures. Biometric completed its purchase of the US$ 5,000,000 of Biometric Identification debentures on July 23, 1999. Biometric's working capital or cash flows are not sufficient to fund ongoing operations and other commitments. The ability of Biometric to settle its liabilities as they come due and to fund its commitments and ongoing operations is dependent upon the ability of Biometric to obtain additional equity or debt financing. If Biometric cannot raise the necessary financing directly by way of debt, equity or other means, the lack of capital may force it to curtail its operating activities and potential investment activities. There is no assurance that Biometric will obtain any such financing.



     Biometric does not currently have any commitments for material capital expenditures over the near or long term, and none are presently contemplated over normal operating requirements.



FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997



  Results of Operations



     A $0.38 loss per share in the fiscal year ended December 31, 1998 resulted from cash and short-term investment earnings of $79,129 less expenses of $1,287,586, mineral property write-offs of $4,592,237 and an equity loss in the operations of Biometric Identification of $1,275,000. This is compared to a $0.13 loss per share in the fiscal year ended December 31, 1997 from cash and short-term investment earnings of $175,185, expenses of $759,182, and mineral property write-offs of $1,615,898.



     Administrative costs in 1998 increased 79% over 1997, primarily as a result of Biometric incurring increased professional fees and finders fees.



  Liquidity and Capital Resources



     During 1998 Biometric had a reduction in cash from operations, financing and investments of $3,084,928. The loss for the year was $7,124,561, which consisted largely of the write-down of mineral properties and an equity loss in Biometric Identification.



     During 1998, Biometric completed a 3,375,000 unit private placement that raised proceeds of $506,250 and a 660,000 unit private placement that raised proceeds of $99,000. In addition, Biometric raised $23,000 from the exercise of 100,000 stock options. Biometric also issued 250,450 common shares at a deemed value of $75,135 for finders fees in connection with the Biometric Identification debentures.



     During 1998, Biometric invested $3,471,355, in Biometric Identification convertible debentures, disposed of equipment used in Argentina for proceeds of $151,512 and recovered $185,335 of security deposits.



  Balance Sheets



     Total cash and short-term investments at December 31, 1998 were $245,182 as compared to $3,330,110 at December 31, 1997 and working capital decreased to $10,478 as at December 31, 1998 compared to $3,072,259 as at December 31, 1997. The decrease in cash and working capital is largely attributable to Biometric's investment of $3,471,355 in convertible debentures of Biometric Identification during the year.



     At December 31, 1998 a total of $3,471,355 (US$ 2,325,000) had been invested in convertible debentures of Biometric Identification. Effective June 1999, Biometric determined that it had the ability to exercise significant influence over the activities of Biometric Identification, and in accordance with Account-ing Principles Board Opinion No. 18, Biometric's financial statements for 1998 have been restated to reflect this change. Accordingly, Biometric's investment in the Biometric Identification convertible debentures has been accounted for by the equity method and Biometric has reduced its investment by $1,275,000, which is its share of Biometric Identification's losses to December 31, 1998 and the amortized portion of the excess of Biometric's investment over its share of Biometric Identification's net assets. The excess of Biometric's investment over its share of net assets is being amortized on a straight-line basis over five years.



     Equipment and leasehold improvements totaled $60,758 at December 31, 1998 as compared to $248,213 at December 31, 1997. The decrease is a result of Biometric selling off equipment in 1998.



     Mineral properties totaled nil at December 31, 1998 as compared to $4,670,516 at December 31, 1997. The decrease is a result of writing off the deferred costs in June 1998, when it was determined there was little prospect of further work being carried out on the properties and Biometric changed its business from mineral exploration to its investment in Biometric Identification. In November 1998, subsequent to writing off the deferred costs, Biometric granted Inlet Resources Ltd. an option to purchase up to a 100% interest in Biometric's Argentine mineral properties.



     Share capital totaled $13,128,263 at December 31, 1998 as compared to $12,387,691 at December 31, 1997. The increase is a result of Biometric issuing shares for cash proceeds of $628,250 and shares for services having a value of $112,322.



     Shares subscribed totaled $660,592 at December 31, 1998 as compared to nil at December 31, 1997 as investors had advanced Biometric $660,592 as funds advanced for a private placement that was completed after the year-end.


  Subsequent Events


     Subsequent to December 31, 1998,



     - Biometric completed a $1,750,000 Private Placement on April 15, 1999. The private placement consisted of 11,666,665 units, brokered on a best efforts basis, at a price of $0.15 per unit for total proceeds of $1,750,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a 10% commission ($160,000) payable in cash and a two year broker's warrant exercisable into 1,600,000 shares of Biometric. The broker's warrants are exercisable at a price of $0.15 per share in the first year and $0.17 per share in the second year.



     - In May 1999 Biometric filed a registration statement with the SEC offering U.S. persons who owned Biometric common stock at the time Biometric transferred its corporate domicile to Wyoming, the right to have their shares repurchased by Biometric at their fair market value on the date of the shareholder vote concerning Biometric's transfer to Wyoming. A provision of $657,052 for this contingent liability has been recorded in Biometric's accounts as of June 30, 1999, as a reduction of share capital. Any amount not repurchased by Biometric on expiry of the repurchase offer will be reclassified to share capital. See Item
       3 -- Legal Proceedings for further discussion of the repurchase offer.



     - Biometric completed a $2,000,000 private placement on July 22, 1999. The private placement consisted of 10,000,000 units, brokered on a best efforts basis, at a price of $0.20 per unit for total proceeds of $2,000,000. Each unit consists of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $186,000 commission payable in cash and a two year broker's warrant exercisable into a maximum of 1,500,000 shares of Biometric. The broker's warrants are exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year.



     - Biometric invested an additional US$ 2,675,000 in Biometric Identification debentures.

     - Biometric announced an annual general meeting of the shareholders, at which time the shareholders will be asked to vote on Biometric's proposal to transfer its domicile to British Columbia and to consolidate Biometric's share capital on the basis of one post-consolidated share for each five pre-consolidated shares.


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

     Administrative costs in 1997 decreased 13% over 1996 as a result of Biometric cutting back promotional, travel, consultants and other costs.

  Liquidity and Capital Resources


     During the year ended December 31, 1997, Biometric had an increase in cash of $1,587,977 primarily as a result of its financing activities. The loss for the year was $2,199,895, which consisted largely of the write-down of mineral properties. During 1997, Biometric completed a special warrant placement of 5,000,000 units that raised net proceeds of $5,106,645. See 1996 liquidity and capital resources below. Biometric raised $184,000 from the exercise of 200,000 warrants, and $126,400 from the exercise of 120,000 options.


     During 1997 Biometric incurred expenditures on mineral properties totaling $3,033,103 and purchased equipment and leasehold improvements of $79,658.

  Balance Sheets


     Total cash and short-term investments at December 31, 1997 were $3,330,110 as compared to $1,742,133, excluding $5,106,645 of cash in escrow, at December 31, 1996. Working capital decreased to $3,072,259 as at December 31, 1997 compared to $6,369,429 as at December 31, 1996. Share capital increased primarily as a result of the closing of the 5,000,000 unit special warrant offering announced in October 1996. Advances on share subscriptions decreased from $5,106,645 to nil as a result of the completion of the 5,000,000 unit special warrant financing.


     Biometric expended a total of $3,171,103 of mineral property costs in Argentina that was initially capitalized during 1997.

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

     Administrative costs in 1996 increased 36.4% over 1995 as a result of Biometric's move to new office premises, the hiring of additional personnel, advertising, promotional, exploration and travel costs incurred to support Biometric's mineral projects.

  Liquidity and Capital Resources

     During the year ended December 31, 1996, Biometric increased its cash by $99,492 primarily as a result of its financing activities which raised $3,403,506 by private placements and the exercise of warrants and options.

     The loss for the year was $1,259,315, which included a $534,853 write-off of mineral properties.

     On October 22, 1996, Biometric announced the private placement of 5,000,000 special warrants at an issue price of $1.10 per special warrant. Each special warrant entitled the holder to acquire, without further consideration, one unit comprising one common share and one-half of a share purchase warrant. Each whole warrant entitled the holder to purchase one additional share at $1.30 per share for a two year period. At December 31, 1996, Biometric held in escrow the proceeds from the sale of special warrants of $5,106,645, net of commissions and other offering costs, pending completion of a prospectus qualifying the common shares and share purchase warrants for distribution.

     Biometric also granted the underwriters 250,000 special compensation options as partial compensation for the placement of the special warrants. Each special compensation option entitled the underwriter to acquire, without further consideration, one compensation option. Each compensation option was exercisable for one unit at a price of $1.10 per unit to January 31, 1999. Each unit consists of one common share and one-half of a share purchase warrant, with each whole warrant entitling the underwriter to purchase one additional share for $1.30 per share to January 31, 1999.

     In January 1997, Biometric issued the 5,000,000 shares and 5,000,000 one-half share purchase warrants upon exercise of the 5,000,000 special warrants. Biometric also issued 250,000 compensation options to the underwriter upon the exercise of 250,000 special compensation options. In addition, the net proceeds from the sale of special warrants, together with interest earned thereon, were released to Biometric.

     Biometric received additional financing during 1996 from: the net proceeds of $1,486,568 from three private placements during 1996 totaling 1,537,000 common shares; $1,828,138 from the exercise of 2,022,250 warrants; and $88,800 from the exercise of 110,000 options granted to employees.

     During 1996 Biometric incurred expenditures on mineral properties totaling $2,998,643, purchased equipment and leasehold improvements totaling $223,643. Also during 1996, Biometric sold marketable securities for proceeds of $193,527 and paid a security deposit of $138,000.

  Balance Sheets


     Total cash and short-term investments at December 31, 1996 were $1,742,133, excluding $5,106,645 of cash in escrow, as compared to $1,796,691 at December 31, 1995. Working capital increased to $6,369,429 as at December 31, 1996 compared to $1,935,574 as at December 31, 1995.


     A total of $2,998,691 in mineral property costs were expended in Argentina and initially capitalized during 1996.

     During 1996 Biometric expended $223,643 on equipment and leasehold improvements giving it a total of $257,743 in equipment net of depreciation at December 31, 1996. This compares to $42,600 for equipment and leaseholds at December 31, 1995.

     At December 31, 1996 Biometric had $138,000 in a security deposit related to a mineral property it was exploring in 1996.

     At December 31, 1996 Biometric had accounts payable of $570,752 largely related to the exploration work it was carrying out in South America.

YEAR 2000 COMPLIANCE

     The Year 2000 issue refers to possible negative impacts on business systems that could be caused by the arrival of the new millennium. Best known is the possible inability of computer software to recognize the year 2000 as a date. Unless the software is fixed, date-sensitive systems may begin to fail prior to January 1, 2000.

     Biometric does not expect to experience significant Year 2000 issues, because it uses standard commercial programs and systems that have been designed or upgraded to comply with requirements imposed by the transition into the next millennium. Biometric is contacting its main suppliers to make sure that they are also Year 2000 compliant, a process Biometric expects to complete by the third quarter of 1999.

     Biometric Identification has evaluated the products and services that it offers, as well as its information technology infrastructure, and has determined that they are Year 2000 compliant. Biometric Identification's business involves integrating its products with those of original equipment managers and value added resellers. If any of those companies is not Year 2000 compliant, their product sales, and consequently Biometric Identification's sales, could drop. Biometric Identification is contacting these companies to determine the state of their Year 2000 compliance. Biometric Identification expects to complete this process by the third quarter of 1999.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Auditors' Report to the Shareholders........................  27
2.   Consolidated Balance Sheets as at December 31, 1998 and       28
       1997......................................................
3.   Consolidated Statements of Operations and Deficit for the     29
       Years Ended December 31, 1998, 1997 and 1996..............
4.   Consolidated Statements of Cash Flows for the Years Ended     30
       December 31, 1998, 1997
       and 1996..................................................
5.   Notes to Consolidated Financial Statements..................  31

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



     As discussed in notes 2(e) and 5, during 1999, the Company changed the method of accounting for its investment in convertible debentures of Biometric Identification Inc. from the fair value method, as an available-for-sale investment, to the equity method. In accordance with Accounting Principles Board Opinion No. 18, the consolidated financial statements for 1998 have been restated to reflect the Company's share of the losses of Biometric Identification Inc. since acquisition, and to eliminate the foreign exchange translation gains and intercorporate interest income related thereto.



                                            /s/  KPMG LLP


                                            Chartered Accountants



Vancouver, Canada


February 23, 1999, except as to notes 2(e),


  5 and 15(c), which are as of September 7, 1999

                            BIOMETRIC SECURITY CORP.


                        (FORMERLY SONOMA RESOURCE CORP.)


                          CONSOLIDATED BALANCE SHEETS


                        (EXPRESSED IN CANADIAN DOLLARS)


                           DECEMBER 31, 1998 AND 1997



                                                                  1998           1997
                                                              ------------    ----------
                                                              (RESTATED --
                                                                NOTE 5)
                           ASSETS
Current assets:
     Cash...................................................  $   245,182     $3,330,110
     Amounts receivable.....................................       55,076         19,002
     Prepaid expenses.......................................        9,257          6,252
                                                              -----------     ----------
                                                                  309,515      3,355,364
Equipment and leasehold improvements (note 3)...............       60,758        248,213
Mineral properties (note 4).................................           --      4,670,516
Investment (note 5).........................................    2,196,355             --
                                                              -----------     ----------
                                                              $ 2,566,628     $8,274,093
                                                              ===========     ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities...............  $   148,262     $  283,105
     Loan payable (note 6)..................................      150,775             --
                                                              -----------     ----------
                                                                  299,037        283,105
Shareholders' equity:
     Share capital (note 7):
          Authorized:
          Unlimited (1997 -- 100,000,000) common shares
          Issued:
          20,834,412 (1997 -- 16,448,962) common shares.....   13,128,263     12,387,691
     Advances on share subscriptions (note 7(b))............      660,592             --
     Deficit................................................  (11,521,264)    (4,396,703)
                                                              -----------     ----------
                                                                2,267,591      7,990,988
Continuing operations (note 1)
Commitments and contingencies (notes 5 and 13)
Subsequent events (notes 5, 6, 7 and 14)
                                                              -----------     ----------
                                                              $ 2,566,628     $8,274,093
                                                              ===========     ==========



On behalf of the Board:



                         , Director



                         , Director



          See accompanying notes to consolidated financial statements.

                            BIOMETRIC SECURITY CORP.


                        (FORMERLY SONOMA RESOURCE CORP.)


               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT


                        (EXPRESSED IN CANADIAN DOLLARS)


                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                             1998          1997          1996
                                                         ------------   -----------   -----------
                                                         (RESTATED --
                                                           NOTE 5)
Revenue:
     Interest and other income.........................  $     79,129   $   175,185   $    62,670
     Gain on disposal of marketable securities.........            --            --        39,477
                                                         ------------   -----------   -----------
                                                               79,129       175,185       102,147
General and administrative expenses:
     Business consultants..............................        78,306        87,345       158,305
     Depreciation and depletion........................         9,858        67,100         8,500
     Finder's fee (note 5).............................        99,822            --            --
     Foreign exchange loss (gain)......................         5,834       (20,198)      (20,630)
     Interest and bank charges.........................        14,449         2,159         2,507
     Legal, audit and accounting.......................       563,234       141,256        66,461
     Management fees...................................       120,059       127,121       164,451
     Office expense....................................       113,851       113,570       136,891
     Public listing....................................        66,153        37,035        38,080
     Salaries, wages and administration................        56,129        61,979        68,841
     Travel, accommodation and promotion...............       159,891       103,332       203,203
                                                         ------------   -----------   -----------
                                                            1,287,586       720,699       826,609
                                                         ------------   -----------   -----------
                                                           (1,208,457)     (545,514)     (724,462)
Other expenses:
     Write-off of mineral properties (note 4)..........     4,592,237     1,615,898       534,853
     Share of loss of Biometric Identification Inc.
       (note 5)........................................     1,275,000            --            --
     Mineral exploration...............................            --        16,395            --
     Loss on disposal of equipment.....................        48,867        22,088            --
                                                         ------------   -----------   -----------
                                                            5,916,104     1,654,381       534,853
                                                         ------------   -----------   -----------
Loss for the year......................................    (7,124,561)   (2,199,895)   (1,259,315)
Deficit, beginning of year.............................    (4,396,703)   (2,196,808)     (937,493)
                                                         ------------   -----------   -----------
Deficit, end of year...................................  $(11,521,264)  $(4,396,703)  $(2,196,808)
                                                         ============   ===========   ===========
Loss per share.........................................  $      (0.38)  $     (0.13)  $     (0.14)
                                                         ============   ===========   ===========
Weighted average number of shares......................    18,825,977    16,170,395     8,933,410
                                                         ============   ===========   ===========


          See accompanying notes to consolidated financial statements.

                            BIOMETRIC SECURITY CORP.


                        (FORMERLY SONOMA RESOURCE CORP.)



                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                        (EXPRESSED IN CANADIAN DOLLARS)


                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                              1998          1997          1996
                                                          ------------   -----------   -----------
                                                          (RESTATED --
                                                            NOTE 5)
Cash flows from operating activities:
  Loss for the year.....................................  $(7,124,561)   $(2,199,895)  $(1,259,315)
  Adjustments to reconcile loss for the year to net cash
     used in operating activities:
       Write-off of mineral properties..................    4,592,237      1,615,898       534,853
       Share of loss of Biometric Identification Inc....    1,275,000             --            --
       Loss on disposal of equipment....................       48,867         22,088            --
       Depreciation and depletion.......................        9,858         67,100         8,500
       Non-cash fees and expenses.......................      112,322             --            --
       Gain on disposal of marketable securities........           --             --       (39,477)
       Decrease (increase) in amounts receivable........      (36,074)        29,846       107,230
       Decrease (increase) in prepaid expenses..........       (3,005)        36,303        31,331
       Increase (decrease) in accounts payable and
          accrued liabilities...........................     (134,844)      (287,647)      479,671
                                                          -----------    -----------   -----------
Net cash used in operating activities...................   (1,260,200)      (716,307)     (137,207)
Cash flows from investing activities:
  Proceeds on sale of marketable securities.............           --             --       193,527
  Equipment and leasehold improvements..................      (22,781)       (79,658)     (223,643)
  Proceeds on disposal of equipment and leasehold
     improvements.......................................      151,512             --            --
  Mineral properties....................................     (145,306)    (3,033,103)   (2,998,691)
  Security deposit (paid) recovered.....................      185,335             --      (138,000)
  Proceeds on sale of mineral properties................       38,250             --            --
  Investment............................................   (3,471,355)            --            --
                                                          -----------    -----------   -----------
Net cash used in investing activities...................   (3,264,345)    (3,112,761)   (3,166,807)
Cash flows from financing activities:
  Loan payable..........................................      250,000             --            --
  Repayment of loan payable.............................      (99,225)            --            --
  Issuance of common shares.............................      628,250      5,417,045     3,403,506
  Advances on share subscriptions.......................      660,592             --            --
                                                          -----------    -----------   -----------
Net cash provided by financing activities...............    1,439,617      5,417,045     3,403,506
                                                          -----------    -----------   -----------
Increase (decrease) in cash.............................   (3,084,928)     1,587,977        99,492
Cash, beginning of year.................................    3,330,110      1,742,133     1,642,641
                                                          -----------    -----------   -----------
Cash, end of year.......................................  $   245,182    $ 3,330,110   $ 1,742,133
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



  (e) Investments:



     At December 31, 1998, the investment in convertible debentures of BII (note
5) was classified by the Company as an available-for-sale investment, although the Company intends to hold these debt securities until conversion or maturity. Available-for-sale investments are carried at fair value, with any unrealized holding gain or loss excluded from earnings and reported as a net amount in a separate component of shareholders equity until realized. Interest income is recognized in earnings when earned.



     During 1999, the Company determined that it had the ability to exercise significant influence over the operating, financing and investing activities of BII. In addition, the Company determined that the investment in convertible debentures could be considered to be similar in nature to an equity investment in BII. As a result of these two factors, the Company changed the method of accounting for its investment in BII from the fair value method, as an available-for-sale investment, to the equity method, effective in June 1999. In accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the Company's financial statements for 1998 have been restated to reflect this change.



     Under the equity method, the cost of the investment is adjusted for the Company's share of post-acquisition earnings or losses of BII, as if the Company had converted its BII debentures into shares of BII at the time of each acquisition. The excess of the cost of its investment over the Company's share of the net assets of BII, which has been allocated by the Company to BII's technology rights, is being amortized on a straight-line basis over five years. The Company has recorded $1,275,000 as its share of the loss of BII during the period ended December 31, 1998. In addition, previously reported foreign exchange translation gains of $85,875 relating to this investment have been reversed, and accrued interest income of $79,989 has been eliminated in connection with this change. The overall result of this change was to reduce investment as at December 31, 1998 by $1,440,864, increase loss for the year ended December 31, 1998 by $1,440,864, or $0.08 per share, and increase deficit as at December 31, 1998 by $1,440,864.



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



     In June 1998, the Company determined there was little prospect of further work being carried out on the properties. Accordingly, all deferred expenditures relating to the Cerro Toro Properties were written off at that time.



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



     During November 1998, the Company entered into a letter agreement to grant Inlet Resources Ltd. ("Inlet") an option to purchase up to a 100% interest in the Company's Argentine properties. Under the terms of the agreement, the Company granted Inlet an option to purchase up to 90% of the properties, over a three year period, with a buyout of the remaining 10% for U.S. $2,000,000. During the first year, the agreement requires Inlet to pay the Company U.S. $150,000 in stages, issue the Company 100,000 shares and complete a U.S. $650,000 work program, to earn a 50% interest in the properties. During the second and third years, the agreement provides that Inlet will pay the Company a total of U.S. $600,000 in stages, issue 200,000 shares and complete work commitments totalling U.S. $1,500,000 to earn an additional 40% interest in the properties. To December 31, 1998, the Company received a cash deposit of U.S. $25,000 relating to the option agreement.



5.  INVESTMENT:



                                                                  1998
                                                              ------------
                                                              (RESTATED --
                                                               SEE BELOW)
Investment, at cost.........................................   $3,471,355
Share of losses of BII......................................    1,275,000
                                                               ----------
                                                               $2,196,355
                                                               ==========



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
                                                          ==========      =======



     At December 31, 1998, the fair value of the Company's investment in debentures of BII is estimated to approximate its carrying value.



     Subsequent to December 31, 1998, the debenture acquisitions scheduled to be made on February 22, 1999 and March 12, 1999 were deferred, by mutual agreement, until April 2, 1999, and the May 12, 1999 scheduled acquisition was deferred until July 23, 1999. All of the remaining scheduled acquisitions were made.



     As discussed in note 2(e), during 1999, the Company changed the method of accounting for its investment in BII to the equity method, and in accordance with APB No. 18, has restated the consolidated financial statements for 1998 to reflect the Company's share of losses of BII since acquisition, to reverse previously reported foreign exchange translation gains related to the investment, and to eliminate intercorporate interest income, as if the Company had always accounted for its investment in BII using the equity method.



     Summarized financial information for the Company's share of BII is as follows (note: balance sheet amounts represent the Company's 28.2% effective ownership interest as at December 31, 1998 and statement of operations amounts represent the Company's 23.8% effective ownership interest during the period June 12, 1998 to December 31, 1998):



                                                              DECEMBER 31, 1998
                                                              -----------------
Working capital.............................................     $      787
Capital assets..............................................         11,821
Intangible assets...........................................      2,277,562
Convertible debentures payable to others....................        (93,765)
                                                                 ----------
Net assets..................................................     $2,196,355
                                                                 ==========



                                                                 PERIOD FROM
                                                              JUNE 12, 1998 TO
                                                              DECEMBER 31, 1998
                                                              -----------------
Revenues....................................................     $   166,000
Expenses, including amortization of excess purchase price...      (1,441,000)
                                                                 -----------
Loss for the period.........................................     $(1,275,000)
                                                                 ===========

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



                                                  1998           1997           1996
                                              ------------    -----------    -----------
                                              (RESTATED --
                                                NOTE 5)
Loss for the year:
     As reported............................  $(7,124,561)    $(2,199,895)   $(1,259,315)
     Compensation expense under FAS 123.....      286,558         152,888        458,384
                                              -----------     -----------    -----------
Pro forma loss for the year.................  $ 7,411,119     $(2,352,783)   $(1,717,699)
                                              ===========     ===========    ===========
Pro forma loss per share....................  $     (0.39)    $     (0.15)   $     (0.19)
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



                                                         MINERAL
                                                     EXPLORATION AND
1998                                                   DEVELOPMENT       CORPORATE         TOTAL
----                                                 ---------------    ------------    ------------
                                                                        (RESTATED --    (RESTATED --
                                                                          NOTE 5)         NOTE 5)
Revenue............................................    $        --      $    79,129     $    79,129
General and administrative expenses................             --        1,287,586       1,287,586
Other expenses.....................................      4,592,237        1,323,867       5,916,104
                                                       -----------      -----------     -----------
Loss for the year..................................    $(4,592,237)     $(2,532,324)    $(7,124,561)
                                                       ===========      ===========     ===========
Capital expenditures (recovered)...................    $   (78,279)     $ 3,342,624     $ 3,264,345
                                                       ===========      ===========     ===========
Identifiable assets................................    $        --      $ 2,566,628     $ 2,566,628
                                                       ===========      ===========     ===========
1997
Revenue............................................    $        --      $   175,185     $   175,185
General and administrative expenses................             --          720,699         720,699
Other expenses.....................................      1,632,293           22,088       1,654,381
                                                       -----------      -----------     -----------
Loss for the year..................................    $(1,632,293)     $  (567,602)    $(2,199,895)
                                                       ===========      ===========     ===========
Capital expenditures...............................    $ 3,033,103      $    79,658     $ 3,112,761
                                                       ===========      ===========     ===========
Identifiable assets................................    $ 4,670,516      $ 3,603,577     $ 8,274,093
                                                       ===========      ===========     ===========
1996
Revenue............................................    $        --      $   102,147     $   102,147
General and administrative expenses................             --          826,609         826,609
Other expenses.....................................        534,853               --         534,853
                                                       -----------      -----------     -----------
Loss for the year..................................    $  (534,853)     $  (724,462)    $(1,259,315)
                                                       ===========      ===========     ===========
Capital expenditures...............................    $ 3,136,691      $    30,116     $ 3,166,807
                                                       ===========      ===========     ===========



  (b) Geographic information:



     As previously disclosed (note 4), all of the Company's mineral exploration and development activities during 1996 through 1998 were in Argentina.



     Except for the Company's investment in BII (note 5) and related share of losses, substantially all of the Company's corporate activities during 1996 through 1998 were in Canada.



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



  (c) Equity method of accounting for investments



     Under Canadian GAAP, an investor changing from the cost to the equity method of accounting for investments would record its share of the earnings or losses of the investee only from the time the investor obtained the ability to exercise significant influence over the investee. The investor's share of earnings or losses of the investee prior to this time would not be recorded in the accounts of the investor under Canadian GAAP. United States GAAP requires an investor to restate prior period's financial statements to record the investor's share of the earnings or losses of the investee, as if the investor had always accounted for its investment in the investee using the equity method. Accordingly, under Canadian GAAP, the $1,275,000 share of loss of BII recorded for 1998 would not be recorded, and the intercorporate interest for 1998 of $79,989 would not have been eliminated.



  (d) Foreign currency translation:



     Canadian GAAP requires that non-current, foreign currency denominated monetary items that have a fixed or ascertainable life extending beyond the end of the following fiscal year should be translated into Canadian dollars at the exchange rate in effect at the transaction date and adjusted to reflect the current exchange rate at each balance sheet date, with any gain or loss relating to the initial translation and balance

                            BIOMETRIC SECURITY CORP.


                        (FORMERLY SONOMA RESOURCE CORP.)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                        (EXPRESSED IN CANADIAN DOLLARS)


                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



sheet date adjustment being deferred and amortized over the remaining life of the item. Under Canadian GAAP, the Company's investment in convertible debentures of BII, prior to the change to the equity method of accounting for such investments, would have been translated in this manner. United States GAAP requires such gains or losses to be included in operations in the period. Canadian and United States GAAP for foreign currency translation of investments accounted for by the equity method are comparable. Accordingly, the foreign exchange gain of $85,875 relating to the revaluation of the investment that was previously reported under Canadian GAAP at December 31, 1998, would be retained in the investment balance, but the effect would be recorded as a deferred credit on the consolidated balance sheet and amortization of $9,551 would be recorded for the 1998 fiscal year, under Canadian GAAP.



     A reconciliation of the effects of the differences between Canadian GAAP and United States GAAP on the balance sheets and statements of operations and deficit is summarized as follows:



                                                                  1998           1997
                                                              ------------    ----------
                                                              (RESTATED --
                                                                NOTE 5)
Total assets under United States GAAP.......................   $2,566,628     $8,274,093
Adjustments to increase investment to reverse share of
  losses of BII.............................................    1,275,000             --
                                                               ----------     ----------
To record foreign exchange translation gain.................       85,875             --
To reverse intercorporate interest eliminated...............       79,989             --
                                                                              ----------
Total assets under Canadian GAAP............................   $4,007,492     $8,274,093
                                                               ==========     ==========



                                                                 1998          1997
                                                              ----------    ----------
Total liabilities under United States GAAP..................  $  299,037    $  283,105
Deferred foreign exchange gain, net of amortization of
  $9,551....................................................      76,324            --
                                                              ----------    ----------
Total liabilities under Canadian GAAP.......................  $  375,361    $  283,105
                                                              ==========    ==========



                                                                  1998           1997
                                                              ------------    ----------
                                                              (RESTATED --
                                                                NOTE 5)
Shareholders' equity under United States GAAP...............   $2,267,591     $7,990,988
Adjustments:
     Reverse intercorporate interest eliminated.............       77,989             --
     Amortization of deferred foreign exchange gain.........        9,551             --
     Reverse share of losses of BII.........................    1,275,000             --
                                                               ----------     ----------
                                                                1,364,540             --
                                                               ----------     ----------
Shareholders' equity under Canadian GAAP....................   $3,632,131     $7,990,988
                                                               ==========     ==========

                            BIOMETRIC SECURITY CORP.


                        (FORMERLY SONOMA RESOURCE CORP.)



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                        (EXPRESSED IN CANADIAN DOLLARS)


                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                 1998           1997           1996
                                             ------------    -----------    -----------
                                             (RESTATED --
                                               NOTE 5)
Loss for the year under United States
  GAAP.....................................  $ (7,124,561)   $(2,199,895)   $(1,259,315)
Adjustments:
     Reverse intercorporate interest
       eliminated..........................        79,987             --             --
     Amortization of deferred foreign
       exchange gain.......................         9,551             --             --
     Realized gain on disposal of trading
       securities..........................            --             --         32,923
     Reverse share of losses of BII........     1,275,000             --             --
                                             ------------    -----------    -----------
                                                1,364,540             --         32,923
                                             ------------    -----------    -----------
Loss for the year under Canadian GAAP......    (5,760,021)    (2,199,895)    (1,226,392)
Deficit, beginning of year under Canadian
  GAAP.....................................    (4,396,703)    (2,196,808)      (970,416)
                                             ------------    -----------    -----------
Deficit, end of year under Canadian GAAP...  $(10,156,724)   $(4,396,703)   $(2,196,808)
                                             ------------    -----------    -----------
Loss per share under Canadian GAAP.........  $      (0.31)   $     (0.13)   $     (0.14)
                                             ============    ===========    ===========

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the names, ages, positions and offices of directors and officers of Biometric as of December 31, 1998.



          NAME            AGE              POSITIONS AND OFFICES WITH BIOMETRIC
          ----            ---              ------------------------------------
Patrick W. McCleery(1)    59         Chairman, President and Director
Chester Idziszek          51         Director
William A. Rand(1)        56         Director
Wayne Johnstone(1)        44         Director
Saundra Zimmer            36         Corporate Secretary


---------------


(1) Member of Biometric's Audit Committee.



MANAGEMENT OF BIOMETRIC



     The management team and the directors of Biometric as of December 31, 1998, are described briefly below.


Patrick W. McCleery, Chairman, President and Director


     Mr. McCleery is the Chairman, President and a Director of Biometric and is employed by Biometric on a full time basis. Mr. McCleery devotes approximately 100% of his time to Biometric. Mr. McCleery has served Biometric as President since September 11, 1997, as Chairman since November 1, 1995 and as a Director since February, 1984. Mr. McCleery has been a director and/or senior officer of several publicly listed junior resource issuers (these companies included International All-North Resources Ltd. (formerly, All-North Resources Ltd.) and Medsana Medical Systems Inc. (formerly, Northfork Ventures Inc.)).


Chester Idziszek, Director


     Mr. Idziszek is a director of Biometric. Mr. Idziszek devotes approximately 10% of his time to Biometric. Mr. Idziszek has served Biometric in this capacity since March 1, 1995. Mr. Idziszek is also the President and CEO and a director of Adrian Resources Ltd., and a director of: Oromin Explorations Ltd., Braddick Resources Ltd., Cross Lake Minerals Ltd. and Fresco Developments Ltd. He is also President and a director of Madison Enterprises Corporation, Buffalo Diamonds Ltd., Hyperion Resources Corp. and Maracote International Resources Inc., which was formerly Cherry Lane Fashion Group. He was a director of Arequipa Resources Ltd. between July 1993 and August 1996. In addition, from 1990 to 1992, he was the Chief Executive Officer, President and a director of Prime Equities International Corporation. Mr. Idziszek was also President of Prime Explorations Ltd. from 1987 to 1990. In addition, he has been a director and/or officer of numerous other junior mining and resource companies trading on the Vancouver Stock Exchange. These companies include Image Data International, La Plata Gold Corporation, Barrier Technology, Haddington Resources Ltd., Arlo Resources Ltd., Minamerica Corporation and Waseco Resources Inc. Of these companies, Adrian Resources Ltd., Madison Enterprises Corporation and Maracote International Resources Inc. each have a class of securities registered under Section 12 of the Securities Exchange Act of 1934. Mr. Idziszek has a B.Sc. (Geology) degree from University of Waterloo (1971) and an M.Sc. (Appl. Min. Expl.) degree from the University of Waterloo.

William A. Rand, Director


     Mr. Rand is a director of Biometric. Mr. Rand devotes approximately 10% of his time to Biometric. Mr. Rand has served Biometric in this capacity since November 1, 1995. Mr. Rand is a director of Rand Edgar Investment Corp., an investment firm in Vancouver, B.C. which provides advisory services to Biometric. Prior to that, Mr. Rand was a partner in a law firm and practiced securities law. Mr. Rand currently sits on the board of a number of publicly traded mineral resource companies. These companies include Consolidated Team Resources Corp., Dome Ventures, Inc., Broadlands Resources Corp., International Curator Resources Ltd., International Uranium Corp., Lexacal Investment Corp., Lundin Oil AB, Red Sea Oil Corporation, Santa Catalina Mining Corp., South Atlantic Resources Corp., Tanganyika Oil Co. Ltd., and Tenke Mining Corp. Of the companies for which Mr. Rand is a director, Broadlands Resources Ltd., International Curator Resources Ltd., International Uranium Corp., Lundin Oil AB and Tenke Mining Corp. each have a class of securities registered under Section 12 of the Exchange Act. Mr. Rand has considerable expertise in organizing and managing emerging public mineral resource exploration companies. Mr. Rand has a B.Comm. degree from McGill University (1963), an LLB degree from Dalhousie University (1966) and an LLM degree from the London School of Economics (1977).



Wayne Johnstone, Director



     Mr. Johnstone is a director of Biometric. Mr. Johnstone devotes approximately 70% of his time to Biometric. Mr. Johnstone has served Biometric in this capacity since June 30, 1998 and was a director of Biometric's predecessor, Sonoma Resource Corp., from August 1989 to November 1995. He has served as Corporate Secretary of Alantra Venture Corp. since June 1999. Mr. Johnstone is a self-employed chartered accountant providing consulting and accounting services to various publicly traded companies. Prior to that Mr. Johnstone served as a senior accountant for Viceroy Resource Corp. and controller of Baja Gold Inc., a company which merged with Viceroy Resource Corp., from February 1994 to December 1996. Prior to that Mr. Johnstone served as an accountant for Weston Mineral Services Ltd., a private British Columbia company. Mr. Johnstone has a B.Comm. degree from The University of British Columbia (1978).


Saundra Zimmer, Secretary


     Ms. Zimmer is the Secretary of Biometric and is employed by Biometric on essentially a full time basis. Ms. Zimmer devotes approximately 75% of her time to Biometric. Ms. Zimmer has served Biometric as Secretary since June 21, 1995 and was previously Secretary of Biometric from August 1989 and May 1993. Ms. Zimmer has been the Administrative Assistant of Biometric since August 1, 1995 and before that from 1986 and 1990. From 1990 to 1995, she was the Administrative Assistant of Rich Coast Resources Ltd. She has been a director of Alantra Venture Corp. since March 1998, and Corporate Secretary of Kaieteur Resource Corporation since November 1, 1995.



     Effective May 31, 1999, Patrick McCleery resigned as Chairman, President and a director of Biometric. Also effective May 31, 1999, Robert M. Kamm succeeded Mr. McCleery as President of Biometric, and became a director of Biometric. Effective July 29, 1999, Biometric appointed Robert Chase as Chief Financial Officer and a director of Biometric.



     Other than receiving stock options from time to time, the directors of Biometric are not compensated for serving as directors. See Item 11 -- Executive Compensation -- Compensation of Directors and Remuneration of Senior Officers. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management for particulars of the shares held by the directors and senior officers.


APPOINTMENT OF DIRECTORS


     The directors of Biometric are elected by the shareholders at each annual general meeting and typically hold office until the next annual general meeting at which time they may be re-elected or replaced.

     The articles of Biometric permit the directors to appoint directors to fill any casual vacancies that may occur on the board. The articles also permit the directors to add additional directors to the board between successive annual general meetings so long as the number appointed does not exceed more than one-third of the number of directors appointed at the last annual general meeting. Individuals appointed as directors to fill casual vacancies on the board or added as additional directors hold office as does any other director until the next annual general meeting at which time they may be re-elected or replaced.


  Section 16(a) Beneficial Ownership Reporting Compliance


     On February 2, 1999, Forms 3 were filed late for Patrick W. McCleery, then President and Director; William A. Rand, Director; Chester Idziszek, Director; Wayne D. Johnstone, Director, and Saundra J. Zimmer, Corporate Secretary. On February 26, 1999, Forms 4 were filed late for Patrick W. McCleery, then President and Director (reporting periods -- November 1998; December 1998) and Wayne D. Johnstone, Director (reporting periods -- November 1998; January 1999). On February 26, 1999, Forms 5 were filed late for Patrick W. McCleery, then President and Director; William A. Rand, Director; Chester Idziszek, Director; Wayne D. Johnstone, Director, and Saundra J. Zimmer, Corporate Secretary.



MANAGEMENT OF BIOMETRIC IDENTIFICATION



     As of March 1, 1999, Biometric Identification had a total of 35 employees and consultants (See "Personnel of Biometric Identification" below). The directors and management team of Biometric Identification and their resumes are described briefly below.


Stephen Lubard, Chairman


     Dr. Lubard is Chairman and founder of Biometric Identification. He is also one of the founders and Chief Executive Officer of Arete. It was Dr. Lubard's efforts that took the Veriprint from concept to a manufactured product in less than one year. In addition to Biometric Identification, Dr. Lubard formed Arete Image Software in 1996, a commercial software company marketing to the entertainment industry. Dr. Lubard brings over 20 years of experience in managing highly complex projects and development of software and systems for solving complex image processing problems. Dr. Lubard holds a Ph.D. in aerospace engineering from the University of Maryland.


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

David Gittelson


     Mr. Gittelson is Vice-President of Sales for Biometric Identification and has over ten years' experience selling sophisticated electronics systems to major organizations in the security and telecommunication fields. He has worked closely with major companies such as MCI, Sprint, ADT, Ameritech and Wells Fargo to tailor large orders to their specifications.


Mel Wieting


     Mr. Wieting is Vice-President of Engineering for Biometric Identification and has 15 years of experience in software and hardware engineering. He worked for 14 years at Lawrence Livermore National Laboratory, where he worked on and managed projects involving the design and development of complex computer based electronic systems. Mr. Wieting specializes in overall systems design and is an experienced programmer.



PERSONNEL OF BIOMETRIC IDENTIFICATION



     As of March 1, 1999, Biometric Identification had a total of 35 full-time employees and consultants. Of these, five (5) employees serve in a management and administration capacity, thirteen (13) employees serve in a sales and marketing capacity, sixteen (16) employees serve in an engineering and research and development capacity, and one (1) employee serves in a manufacturing capacity. These employees operate out of the following offices of Biometric
Identification:


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
                                         =====      ======         ======          ======       ======

ITEM 11  EXECUTIVE COMPENSATION


     We are required to set out particulars of compensation paid to the following persons:



     (a)Biometric's chief executive officer during the most recently completed fiscal year;



     (b)each of Biometric's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds US$ 100,000 per year; and



     (c)any additional individuals for whom disclosure would have been provided under (b) except that the individual was not serving as an executive officer of Biometric at the end of the most recently completed fiscal year.


     On December 31, 1998, the end of its last full fiscal year, Biometric employed only one person meeting any of those requirements, namely, Patrick W. McCleery, then the Chairman of the Board, President and a director of Biometric. Accordingly, the only person treated in the following charts is Mr. McCleery.

Summary of Compensation

     The following table is a summary of compensation paid to Mr. McCleery during Biometric's last three fiscal years.


                                             ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                                                                AWARDS            PAYOUTS
                                                                                     RESTRICTED
                                                                                       SHARES
                                                                        SECURITIES       OR
                               FISCAL                    OTHER ANNUAL     UNDER      RESTRICTED
NAME AND                        YEAR                     COMPENSATION    OPTIONS       SHARE       LTIP      ALL OTHER
POSITION OF PRINCIPAL          ENDING   SALARY   BONUS   (CDN. $)(1)     GRANTED       UNITS      PAYOUTS   COMPENSATION
PATRICK W. MCCLEERY             1998      0        0      $120,059       420,000         0          N/A          0
Chairman of the Board and       1997      0        0      $127,122             0         0          N/A          0
President                       1996      0        0      $117,196       359,761         0          N/A          0

(1) Other annual compensation included consulting fees in connection with Mr. McCleery's managerial activities, and corporate finance advisory fees paid to Mr. McCleery.

Long-Term Incentive Plans -- Awards in Most Recently Completed Fiscal Year


     Biometric has no long-term incentive plan in place. A "Long-Term Incentive Plan" is a plan under which awards are made based on performance over a period longer than one fiscal year. It is different from a plan for options, SARs, or stock appreciation rights, or restricted share compensation.



Options and Stock Appreciation Rights Granted During the Most Recently Completed Fiscal Year


     During its last fiscal year Biometric granted the following incentive stock options to Mr. McCleery. Biometric did not grant any stock appreciation rights during this period.

                                                                                        MARKET VALUE
                                                                                        OF SECURITIES
                                                                                         UNDERLYING
                                           SECURITIES                    % OF TOTAL      OPTIONS ON
                                             UNDER       EXERCISE OR      OPTIONS        THE DATE OF
                                            OPTIONS      BASE PRICE      GRANTED TO     GRANT (CDN$/
                            DATE OF         GRANTED        (CDN$/       EMPLOYEES IN      SECURITY)
NAME                         GRANT            (#)         SECURITY)     FISCAL YEAR          (1)         EXPIRATION DATE
PATRICK W. MCCLEERY      Jan. 28, 1998      420,000         $0.23          23.5%            $0.23        January 28, 2001


                           POTENTIAL
                          REALIZABLE
                           VALUE AT
                            ASSUMED
                        ANNUAL RATES OF
                          STOCK PRICE
                       APPRECIATION FOR
                          OPTION TERM
NAME                   5%($)     10%($)
PATRICK W. MCCLEERY    $9,950    $20,286

(1) Calculated as the closing price of Biometric's shares on the Vancouver Stock Exchange on the date of the grant.


Aggregated Options and Stock Appreciation Rights Exercised During the Most Recently

Completed Fiscal Year and Fiscal Year End Option/SAR Values

     The following table sets out incentive stock options exercised by Mr. McCleery during the last fiscal year, as well as the fiscal year end value of stock options held by him. During this period, he held no outstanding stock appreciation rights.


                                                                                                        VALUE OF UNEXERCISED
                                  SECURITIES          AGGREGATE          UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                  ACQUIRED ON           VALUE                FISCAL YEAR-END             FISCAL YEAR-END ($)
                                   EXERCISE        REALIZED (CDN$)      EXERCISABLE/UNEXERCISABLE           EXERCISABLE/
NAME                                  (#)                (1)                       (#)                    UNEXERCISABLE (2)
PATRICK W. MCCLEERY                 0                     0                     420,000/0                        0/0

(1) Based on the difference between the option exercise price and the closing market price of Biometric's shares, on the date of exercise.

(2) In-the-Money Options are those where the market value of the underlying securities as at the most recent fiscal year end exceeds the option exercise price. The closing market price of Biometric's shares on December 31, 1998 (i.e., fiscal year end) was Cdn.$0.18.

Termination of Employment, Change in Responsibilities and Employment Contracts


     Effective May 31, 1999, Patrick McCleery resigned as Chairman, President and a director of Biometric. Also effective May 31, 1999, Robert M. Kamm succeeded Mr. McCleery as President of Biometric, and became a director of Biometric. Mr. McCleery and Biometric have made an agreement, dated May 31, 1999, that Mr. McCleery will be paid $4,000 per month plus severance pay of $6,000 per month, plus benefits and stock options as determined by the board of directors. This agreement expires on June 30, 2001. There are no employment contracts between Biometric and any of its officers. Effective July 29, 1999, Biometric appointed Robert Chase as Chief Financial Officer, at a remuneration of $10,000 per month payable to Lexacal Investment Corp., of which Mr. Chase is President, Chief Executive Officer and a director. Biometric has no defined benefit or actuarial plans.


Compensation of Directors

     Mr. McCleery's compensation was disclosed above. Biometric did not pay any cash compensation to any other Biometric director for his services as a director during the fiscal year ended December 31, 1998.

     Biometric has no standard arrangement to compensate directors for their services in their capacity as directors except for the granting from time to time of incentive stock options in accordance with the policies of the Vancouver Stock Exchange. During the last fiscal year, Biometric granted its directors, other than Mr. McCleery, incentive stock options to purchase a total of 665,000 Biometric common shares. It granted 285,000 to William Rand, 285,000 to Chester Idziszek, and 95,000 to Wayne Johnstone. These options are exercisable up to the close of business on January 28, 2001.

     All of the existing stock options are non-transferable and terminate on the earlier of the expiration date or the 30th day after the date on which the director, officer or employee, as the case may be, terminates his position at Biometric. If a director is forced to resign or is removed by special resolution, or if a senior officer or other employee is fired for cause, his options expire on the day of removal or firing.

     The outstanding options will be adjusted if Biometric consolidates, subdivides or similarly changes its share capital.

     During the fiscal year ended December 31, 1998 Biometric paid $56,561 to Rand Edgar Investment Corp. and Wayne Johnstone for consulting fees. Rand Edgar Investment Corp. is owned equally by William A. Rand, a director of Biometric, and Brian Edgar.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



     To the knowledge of Biometric's management as of March 1, 1999, no person beneficially owned more than five percent of any class of Biometric's voting securities other than as set forth below. The following table sets forth the total amount of any class of Biometric's voting securities owned by each of its executive officers and directors and by its executive officers and directors, as a group, as of March 1, 1999.


                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL     PERCENTAGE
NAME AND ADDRESS(1)                                           OWNERSHIP(2)     OF CLASS
-------------------                                           ------------    ----------
Patrick W. McCleery.........................................   4,335,958(3)      12.3%
Chester Idziszek............................................     335,000(4)       1.0%
William A. Rand.............................................   2,148,450(5)       6.4%
Wayne Johnstone.............................................     479,700(6)       1.5%
Saundra J. Zimmer...........................................      95,000(7)      *
All executive officers and directors as a group (5
  persons)..................................................   7,394,108(2)      19.9%(2)

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



(7) Includes currently exercisable options and options exercisable within sixty days hereof to purchase an aggregate of 95,000 shares. Ms. Zimmer does not own any shares of Biometric's Common Stock.



     To the knowledge of Biometric's management, there are no arrangements the operation of which may at a subsequent date result in a change of control of Biometric.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Certain directors of Biometric are officers and/or directors of, or are associated with, other publicly traded companies and such associations could give rise to conflicts of interest from time to time. Given that most of these companies are natural resource companies, such conflicts seem unlikely. Nevertheless, the directors are required by law to act honestly and in good faith with a view to the best interests of Biometric and its shareholders and to disclose any personal interest which they may have in any material transaction which is proposed to be entered into with Biometric and to abstain from voting as a director for the approval of any such transaction.



     The only material transactions between Biometric or any of its subsidiaries and any director, senior officer, principal shareholder or any associates or affiliates of the foregoing, within the past fiscal year, are as follows:



     In June 1998, Biometric agreed to acquire an interest in Biometric Identification, Inc., a private California corporation. The Biometric Identification acquisition was arranged by Rand Edgar Capital Corp., a private company controlled by the spouses of Brian Edgar and William Rand. Mr. Rand is a director of Biometric. Rand Edgar Capital originally entered into a memorandum of understanding with Biometric Identification and with Arete Associates, a private California company, dated March 18, 1998, amended and replaced May 20, 1998. Rand Edgar Capital assigned its interest in the amended memorandum to Biometric on May 21, 1998 in exchange for a fee of US$145,000, plus reimbursement of its expenses. As of June 12, 1998, Rand Edgar Capital elected to take its fee in the form of 715,575 common shares of Biometric to be issued at a price of $0.30 per share for a total value of US$145,000. Biometric's closing stock price on the VSE on June 12, 1998, was $0.28. These shares were to be issued in pro rata tranches in accordance with the tranche advances being made by Biometric to Biometric Identification. These finders fee shares were actually issued in the form of special warrants at a price of $0.30 per special warrant. Each special warrant is exercisable without the payment of any additional consideration into one common share of Biometric. Rand Edgar Capital elected to take shares valued at US$145,000 instead of cash in order to help Biometric conserve its cash. "Special warrants" can be converted to shares at the holder's option. As at December 31, 1998, Biometric had issued 250,450 shares to Rand Edgar Capital under the terms of this agreement. As of August 11, 1999, Biometric issued the remaining 465,125 shares to Rand Edgar Capital under the terms of this agreement. For further information about this acquisition, please see Item 1 -- Business of Biometric Security Corp.

     During 1998, Rand Edgar Capital loaned Biometric a total of $250,000. The loan is unsecured and was due on December 26, 1998. A total of $99,225 of the loan was repaid on December 29, 1998, and the balance of the loan of $150,775 was repaid after December 31, 1998. As of August 11, 1999, Biometric also issued 65,789 shares at a deemed price of $0.19 per share as allowed for under the rules of the Vancouver Stock Exchange, as consideration for the loan. The value of these shares was based on Biometric's closing stock price on the VSE on November 25, 1998, the date the loan was made, which was $0.19.



     As part of a private placement completed on May 15, 1998, Wendy McCleery, Wayne Johnstone and Rand Edgar Capital participated in an offering of special warrants at a price of $ 0.15 per special warrant. Each warrant was exchangeable, at no additional cost, into one common share and one non-transferable share purchase warrant that was exercisable for a period of two years at a price of $0.15 in the first year and $0.17 in the second year. Mrs. McCleery subscribed for 1,000,000 special warrants, Rand Edgar Capital subscribed for 300,000 special warrants and Mr. Johnstone subscribed for 100,000 special warrants. Biometric's closing stock price on the VSE on May 15, 1998, was $0.22.


     During the fiscal year ended December 31, 1998, Biometric paid a total of $56,561 to Rand Edgar Investment Corp. and Wayne Johnstone for consulting fees. Rand Edgar Investment Corp. is owned equally by William A. Rand, a director of Biometric, and Brian Edgar. Also during that fiscal year, Biometric paid $120,059 in consulting fees to Patrick McCleery. Please see "Executive Compensation -- Summary of Compensation" for more information about Mr. McCleery's compensation when he was Chairman of Biometric. The terms of these consulting arrangements were as fair to Biometric as those that Biometric could have obtained from unrelated third parties and arm's-length negotiation.

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


     *10.1   Biometric Identification Agreement, dated June 12, 1998.


     *10.2   Inlet Resources, Ltd. Agreement, dated January 21, 1999.

      21     Subsidiaries of the Registrant.


      27.1   Financial Data Schedule.


(b) Reports on Form 8-K


    No reports on Form 8-K were filed by Biometric during the three months ended on December 31, 1998.


(c) Financial Data Schedule.
---------------
* Previously filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on September 13, 1999.


                                            BIOMETRIC SECURITY CORP.

                                            By:                 *

                                              ----------------------------------
                                              Robert M. Kamm
                                              President and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----

                    *                       President and Director (Principal      September 13, 1999
------------------------------------------  Executive Officer)
              Robert M. Kamm

                    **                      Director                               September 13, 1999
------------------------------------------
             Chester Idziszek

           /s/ ROBERT F. CHASE              Chief Financial Officer and Director   September 13, 1999
------------------------------------------  (Principal Financial and Accounting
             Robert F. Chase                Officer)

           /s/ WAYNE JOHNSTONE              Director                               September 13, 1999
------------------------------------------
             Wayne Johnstone

           /s/ WILLIAM A. RAND              Director                               September 13, 1999
------------------------------------------
             William A. Rand

*By: /s/ SAUNDRA J. ZIMMER
     -------------------------------------
     Name: Saundra J. Zimmer
     Title: Attorney-in-Fact

**By: /s/ WAYNE JOHNSTONE
      ------------------------------------
      Name: Wayne Johnstone
      Title: Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBITS
--------

    *3.1  Registrant's Articles of Continuance into the State of
          Wyoming.
    *3.2  Registrant's By-Laws, as amended.
    *3.3  Registrant's Articles of Amendment re Authorized Stock.
   *10.1  Biometric Identification Agreement, dated June 12, 1998.
   *10.2  Inlet Resources, Ltd. Agreement, dated January 21, 1999.
      21  Subsidiaries of the Registrant.
    27.1  Financial Data Schedule.


---------------

* Previously filed.