Form 10-K/A
period 1998-12-31
BIOMETRIC SECURITY CORP/BC
filed 1999-09-30
CIK 1000168

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 3

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
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (604) 687-4144 SECURITIES REGISTERED OR TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------  -----------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Not Applicable
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

- ---------------
(1) Represents the percentage of voting securities held. None of the subsidiaries has any non-voting securities outstanding.

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


     WE MAY HAVE VIOLATED SECURITIES LAWS GOVERNING INVESTMENT COMPANIES BECAUSE OUR INVESTMENT IN BIOMETRIC IDENTIFICATION AND LACK OF SUBSTANTIAL NON-INVESTMENT-TYPE ASSETS COULD RESULT IN OUR BEING TREATED AS AN UNREGISTERED INVESTMENT COMPANY. OUR SHAREHOLDERS COULD SUE US ON THE BASIS OF A CLAIMED VIOLATION. Our purchase of the Biometric Identification securities and sale of our mining properties may mean we have assets that could result in our technically qualifying as an investment company under federal securities law even if that is not our goal. Because investment companies are required to register under the federal securities law and we did not do so, we may have violated federal securities law. Management has been reviewing and continues to analyze methods to avoid inadvertent treatment as an investment company, and may consider registering as an investment company, but has made no decision as to the latter. Biometric may not be able to avoid investment company classification as rapidly as desired, even though we might try, for example, to get approval of an exemption application, change our mix of assets or qualify for a statutory exemption, because of the demanding legal standards that must be met. Accordingly, our shareholders could sue us for an alleged violation of the federal investment company law.


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


     Effective as of November 10, 1998, in compliance with the "continuation" procedure provided for under the Company Act (British Columbia), Biometric continued into the State of Wyoming (the "Continuation"), where it is now governed by the Wyoming Business Corporations Act. Biometric's management has subsequently considered that Biometric might continue back to British Columbia. In order to solicit shareholder approval for such continuation, on March 5, 1999, Biometric filed a preliminary proxy statement with the SEC, as required by the U.S. Securities Exchange Act of 1934. The preliminary proxy statement was reviewed by the staff of the SEC in accordance with rules promulgated under the Exchange Act. Based on that review, the SEC staff informally advised Biometric that the staff believes that the original Continuation was an event that would have required, under the U.S. Securities Act of 1933, the filing of a registration statement with the SEC. The SEC staff further advised that it would consider arguments that registration was not so required. Biometric requested its special counsel for U.S. securities matters to conduct further analysis in response to the SEC staff's advice. Following such analysis U.S. counsel concluded that there are substantial arguments that under applicable law the effectuation of the Continuation should not have required the filing of a registration statement. Upon request of Biometric, U.S. counsel prepared a written submission, dated March 19, 1999, to present these arguments to the SEC staff.

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


     Commencing March 22, 1999, Biometric's common shares are also being traded from time to time on the over-the-counter market in the United States. During the quarter ended March 31, 1999, the high closing price was US$ 0.13 and the low closing price was US$ 0.12. These OTC quotations reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


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

FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

  Results of Operations


     A $0.38 loss per share in the fiscal year ended December 31, 1998 resulted from cash and short-term investment earnings of $79,129 less expenses of $1,287,586, mineral property write-offs of $4,592,237 and an equity loss in the operations of Biometric Identification of $1,275,000. The equity loss in the operations of Biometric Identification resulted from Biometric's portion of Biometric Identification's loss from operations since acquisition and amortization of the excess of Biometric's investment over its share of Biometric Identification's net assets. During 1998 Biometric Identification incurred a loss of US$ 3,934,609. This loss resulted from sales of US$ 1,129,273, interest income of US$ 4,453 and a tax recovery of US$ 370,000 less cost of sales of US$ 1,510,869 and selling, general and administration costs of US$ 2,357,085 and research and development expenditures totaling US$ 1,570,381.



     Biometric's 1998 net loss is compared to a $0.13 loss per share in the fiscal year ended December 31, 1997 from cash and short-term investment earnings of $175,185, expenses of $759,182, and mineral property write-offs of $1,615,898.


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

     At December 31, 1998 a total of $3,471,355 (US$ 2,325,000) had been invested in convertible debentures of Biometric Identification. Effective June 1999, Biometric determined that it had the ability to exercise significant influence over the activities of Biometric Identification, and in accordance with Accounting Principles Board Opinion No. 18, Biometric's financial statements for 1998 have been restated to reflect this change. Accordingly, Biometric's investment in the Biometric Identification convertible debentures has been accounted for by the equity method and Biometric has reduced its investment by $1,275,000, which is its share of Biometric Identification's losses to December 31, 1998 and the amortized portion of the excess of Biometric's investment over its share of Biometric Identification's net assets. The excess of Biometric's investment over its share of net assets is being amortized on a straight-line basis over five years.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS



BIOMETRIC SECURITY CORP.
  Auditors' Report to the Shareholders......................  27
  Consolidated Balance Sheets as at December 31, 1998 and
     1997...................................................  28
  Consolidated Statements of Operations and Deficit for the
     Years Ended December 31, 1998, 1997 and 1996...........  29
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997
     and 1996...............................................  30
  Notes to Consolidated Financial Statements................  31
BIOMETRIC IDENTIFICATION, INC.
  Audited Financial Statements as of December 31, 1998
     Report of Independent Accountants......................  48
     Balance Sheet as of December 31, 1998..................  49
     Statement of Operations for the year ended December 31,
      1998..................................................  50
     Statement of Cash Flows for the year ended December 31,
      1998..................................................  51
     Statement of Stockholders' Deficit for the year ended
      December 31, 1998.....................................  52
     Notes to Financial Statements..........................  53
  Unaudited Financial Statements as of December 31, 1997
     Balance Sheet as of December 31, 1997..................  58
     Statement of Operations for the year ended December 31,
      1997..................................................  59
     Statement of Stockholders' Deficit for the year ended
      December 31, 1997.....................................  60
     Statement of Cash Flows for the year ended December 31,
      1997..................................................  61
     Notes to Financial Statements..........................  62
  Unaudited Financial Statements as of December 31, 1996*



- ---------------



* Financial statements for the year ended December 31, 1996 have been excluded, as the assets and results of operations for Biometric Identification, Inc., were immaterial for that year.

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

- ---------------

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


     In mid-1999, the Company determined that it had the ability to exercise significant influence over the operating, financing and investing activities of BII due to a number of factors, including the President of BII becoming the President and a director of the Company. In addition, the Company determined that the investment in convertible debentures could be considered to be similar in nature to an equity investment in BII. As a result of these two factors, the Company changed the method of accounting for its investment in BII from the fair value method, as an available-for-sale investment, to the equity method, effective in June 1999. In accordance with Accounting Principles Board ("APB") Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the Company's financial statements for 1998 have been restated to reflect this change.



     Under the equity method, the cost of the investment is adjusted for the Company's share of post-acquisition earnings or losses of BII, as if the Company had converted its BII debentures into shares of BII at the time of each acquisition. The excess of the cost of its investment over the Company's share of the net assets of BII, which has been allocated by the Company to BII's technology rights, is being amortized on a straight-line basis over five years. The Company has recorded $1,275,000 as its share of the loss of BII during the period ended December 31, 1998. In addition, previously reported foreign exchange translation gains of $85,875 relating to this investment have been reversed, and accrued interest income of $79,989 has been eliminated in connection with this change. The overall result of this change was to reduce the investment as at December 31, 1998 by $1,440,864, increase the loss for the year ended December 31, 1998 by $1,440,864, or $0.08 per share, and increase the deficit as at December 31, 1998 by $1,440,864.


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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

     At December 31, 1998, the Company had acquired debentures of BII totalling U.S. $2,325,000 in accordance with the terms of the agreement and had issued 250,450 shares and allotted 82,292 shares, at a total value of $99,822, to the related party. Additional debenture acquisitions and share issuances for finders fees under the terms of the original agreement are scheduled as follows:

                                                          DEBENTURE
DATES                                                  AMOUNTS (U.S. $)   SHARES
- -----                                                  ----------------   -------
February 1, 1999 (paid)..............................     $  550,000       78,713
February 22, 1999....................................        125,000       17,889
March 12, 1999.......................................        500,000       71,558
May 12, 1999.........................................      1,500,000      214,673
                                                          ----------      -------
                                                          $2,675,000      382,833
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


     Summarized financial information for BII, adjusted to capitalize the convertible debentures payable to the Company to equity, is as follows:



                                                              DECEMBER 31, 1998
                                                              -----------------
Working capital.............................................   U.S. $    2,615
Capital assets..............................................            41,920
Convertible debentures payable to others....................          (332,500)
                                                               ---------------
Net assets (deficiency).....................................   U.S. $ (287,965)
                                                               ===============
Company's share of net assets (deficiency) (28.2%)..........   $      (121,809)
Excess purchase price, net of amortization..................         2,318,164
                                                               ---------------
Investment in BII...........................................   $     2,196,355
                                                               ===============



                                                                YEAR ENDED
                                                             DECEMBER 31, 1998
                                                             -----------------
Revenues and other income..................................  U.S. $ 1,133,726
Expenses...................................................        (5,068,335)
                                                             ----------------
Loss for the year..........................................  U.S. $(3,934,609)
                                                             ================
Company's share of loss for the period.....................  $      1,035,000
Amortization of excess purchase price......................           240,000
                                                             ----------------
                                                             $      1,275,000
                                                             ================

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

                            BIOMETRIC SECURITY CORP.
                        (FORMERLY SONOMA RESOURCE CORP.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  (b) Advances on share subscriptions:

     At December 31, 1998, the Company had received advances on share subscriptions for 4,403,950 units at $0.15 per unit in connection with:

- - a brokered private placement of 6,666,666 units at $0.15 per unit for total proceeds of $1,000,000; and

- - a non-brokered private placement of 5,000,000 units at $0.15 per unit for total proceeds of $750,000.

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

  (c) Share purchase warrants:

     The continuity of share purchase warrants during 1998 is as follows:

                                            BALANCE,                                              BALANCE,
                              EXERCISE    DECEMBER 31,                            EXPIRED OR    DECEMBER 31,
EXPIRY DATE                    PRICE          1997         GRANTED    EXERCISED    CANCELLED        1998
- -----------                   --------    ------------     -------    ---------   ----------    ------------
January 26, 1998...........  $     1.47        37,000            --       --         (37,000)            --
August 21, 1998............        1.25     1,400,000            --       --      (1,400,000)            --
October 22, 1998...........        1.30     2,500,000            --       --      (2,500,000)            --
October 22, 1998/1999......   0.15/0.17            --       660,000       --              --        660,000
March 31, 1999/2000........   0.15/0.17            --     3,375,000       --              --      3,375,000
                                            ---------     ---------      ---      ----------      ---------
                                            3,937,000     4,035,000       --      (3,937,000)     4,035,000
                                            =========     =========      ===      ==========      =========

     The continuity of share purchase warrants during 1997 is as follows:

                                           BALANCE,                                              BALANCE,
                             EXERCISE    DECEMBER 31,                            EXPIRED OR    DECEMBER 31,
EXPIRY DATE                   PRICE          1996         GRANTED    EXERCISED    CANCELLED        1997
- -----------                  --------    ------------     -------    ---------   ----------    ------------
January 26, 1997/1998.....  $1.28/1.47        37,000            --         --            --         37,000
June 22, 1997.............        0.92       700,000            --   (100,000)     (600,000)            --
June 29, 1997.............        0.92       300,000            --         --      (300,000)            --
September 14, 1997........        0.92       150,000            --         --      (150,000)            --
December 5, 1997..........        0.92       100,000            --   (100,000)           --             --
August 21, 1998...........        1.25     1,400,000            --         --            --      1,400,000
October 22, 1998..........        1.30            --     2,500,000         --            --      2,500,000
                                           ---------     ---------   --------    ----------      ---------
                                           2,687,000     2,500,000   (200,000)   (1,050,000)     3,937,000
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

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        (EXPRESSED IN CANADIAN DOLLARS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  (d) Stock options:

     (i) Continuity:

     The continuity of stock options during 1998 is as follows:

                                          BALANCE,                                               BALANCE,
                            EXERCISE    DECEMBER 31,                            EXPIRED OR     DECEMBER 31,
EXPIRY DATE                   PRICE         1997         GRANTED    EXERCISED    CANCELLED         1998
- -----------                 --------    ------------     -------    ---------   ----------     ------------
April 27, 1998............    $1.00         100,000            --          --      (100,000)(a)         --
September 14, 1998........     0.34          30,000            --          --       (30,000)(a)         --
October 30, 1999..........     1.33         387,261            --          --      (387,261)(a)         --
January 21, 2000..........     0.34         130,000            --          --      (130,000)(a)         --
January 21, 2000..........     1.36         390,000            --          --      (390,000)(a)         --
July 6, 2000..............     0.32              --        50,000          --            --         50,000
August 28, 2000...........     0.20              --       100,000          --            --        100,000
January 28, 2001..........     0.23              --     1,640,000(a) (100,000)     (285,000)     1,255,000
                                          ---------     ---------    --------    ----------      ---------
                                          1,037,261     1,790,000    (100,000)   (1,322,261)     1,405,000
                                          =========     =========    ========    ==========      =========

- ---------------
(a) During 1998, these 1,037,261 outstanding options were cancelled and replaced with the 1,640,000 options at $0.23 per share expiring January 28, 2001.

     The continuity of stock options during 1997 is as follows:

                                            BALANCE,                                             BALANCE,
                              EXERCISE    DECEMBER 31,                           EXPIRED OR    DECEMBER 31,
EXPIRY DATE                     PRICE         1996        GRANTED    EXERCISED    CANCELLED        1997
- -----------                   --------    ------------    -------    ---------   ----------    ------------
February 16, 1997...........    $0.90          40,000          --     (40,000)           --             --
January 30, 1998............     0.91          50,000          --          --       (50,000)            --
April 27, 1998..............     1.00         100,000          --          --            --        100,000
September 14, 1998..........     1.10          70,000          --     (40,000)      (30,000)(b)         --
September 14, 1998..........     0.34              --      30,000(b)       --            --         30,000
December 8, 1998............     0.97         373,635          --          --      (373,635)            --
July 31, 1999...............     1.12          10,000          --          --       (10,000)            --
September 25, 1999..........     1.16          50,000          --     (40,000)      (10,000)            --
October 30, 1999............     1.33         387,261          --          --            --        387,261
January 21, 2000............     1.36              --     620,000          --      (230,000)(b)    390,000
January 21, 2000............     0.34              --     230,000(b)       --      (100,000)       130,000
                                            ---------     -------    --------    ----------      ---------
                                            1,080,896     880,000    (120,000)     (803,635)     1,037,261
                                            =========     =======    ========    ==========      =========

- ---------------

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

                                                         MINERAL
                                                     EXPLORATION AND
1998                                                   DEVELOPMENT       CORPORATE         TOTAL
- ----                                                 ---------------    ------------    ------------
                                                                        (RESTATED --    (RESTATED --
                                                                          NOTE 5)         NOTE 5)
Revenue............................................    $        --      $    79,129     $    79,129
General and administrative expenses................             --        1,287,586       1,287,586
Other expenses.....................................      4,592,237        1,323,867       5,916,104
                                                       -----------      -----------     -----------
Loss for the year..................................    $(4,592,237)     $(2,532,324)    $(7,124,561)
                                                       ===========      ===========     ===========
Capital expenditures (recovered)...................    $   (78,279)     $ 3,342,624     $ 3,264,345
                                                       ===========      ===========     ===========
Identifiable assets................................    $        --      $ 2,566,628     $ 2,566,628
                                                       ===========      ===========     ===========
1997
Revenue............................................    $        --      $   175,185     $   175,185
General and administrative expenses................             --          720,699         720,699
Other expenses.....................................      1,632,293           22,088       1,654,381
                                                       -----------      -----------     -----------
Loss for the year..................................    $(1,632,293)     $  (567,602)    $(2,199,895)
                                                       ===========      ===========     ===========
Capital expenditures...............................    $ 3,033,103      $    79,658     $ 3,112,761
                                                       ===========      ===========     ===========
Identifiable assets................................    $ 4,670,516      $ 3,603,577     $ 8,274,093
                                                       ===========      ===========     ===========
1996
Revenue............................................    $        --      $   102,147     $   102,147
General and administrative expenses................             --          826,609         826,609
Other expenses.....................................        534,853               --         534,853
                                                       -----------      -----------     -----------
Loss for the year..................................    $  (534,853)     $  (724,462)    $(1,259,315)
                                                       ===========      ===========     ===========
Capital expenditures...............................    $ 3,136,691      $    30,116     $ 3,166,807
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
                                             ============    ===========    ===========

                            FINANCIAL STATEMENTS OF



                         BIOMETRIC IDENTIFICATION, INC.


                          (EXPRESSED IN U.S. DOLLARS)



                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Biometric Identification, Inc.


     In our opinion, the accompanying balance sheet and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Biometric Identification, Inc. (the "Company") at December 31, 1998, and the results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /S/ PRICEWATERHOUSECOOPERS LLP



Woodland Hills, California
March 24, 1999

                         BIOMETRIC IDENTIFICATION, INC.


                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1998



                                 ASSETS
Current assets:
     Cash...................................................  $    58,169
     Accounts receivable, net of allowance of $40,000.......      380,183
     Inventory..............................................      231,807
     Deferred taxes.........................................       49,332
     Other current assets...................................        8,563
                                                              -----------
          Total current assets..............................      728,054
                                                              -----------
Property and equipment......................................       49,129
Less: Accumulated depreciation and amortization.............      (10,349)
                                                              -----------
          Net property and equipment........................       38,780
Other assets................................................        3,140
                                                              -----------
          Total assets......................................  $   769,974
                                                              ===========
                  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable.......................................  $   556,252
     Intercompany payable...................................      131,575
     Payroll taxes payable and other accrued expenses.......       37,612
                                                              -----------
          Total current liabilities.........................      725,439
Long-term debt:
     Convertible notes......................................    2,420,000
     Convertible note payable to related parties............      237,500
     Interest payable.......................................       52,266
                                                              -----------
          Total liabilities.................................    3,435,205
Commitments and contingencies (Note 8)
Stockholders' deficit:
     Preferred stock, no par value, 30,000,000 shares
      authorized; 14,155,629 shares issued at December 31,
      1998..................................................    2,784,167
     Common stock, Class A, no par value, 90,000,000 shares
      authorized; 1,000 shares issued at December 31,
      1998..................................................          280
     Common stock, Class B, no par value, 10,000,000 shares
      authorized; 830,625 shares issued at December 31,
      1998..................................................       58,144
     Accumulated deficit....................................   (5,507,822)
                                                              -----------
          Total stockholders' deficit.......................   (2,665,231)
                                                              -----------
          Total liabilities and stockholders' deficit.......  $   769,974
                                                              ===========



   The accompanying notes are an integral part of these financial statements.

                         BIOMETRIC IDENTIFICATION, INC.


                            STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998





Sales.......................................................  $ 1,129,273
Cost of sales...............................................    1,510,869
                                                              -----------
     Gross loss.............................................     (381,596)
Sales, general and administrative expenses..................    3,927,466
Other income................................................       (4,453)
                                                              -----------
Loss before income taxes....................................   (4,304,609)
Income tax benefit..........................................     (370,000)
                                                              -----------
     Net loss...............................................  $(3,934,609)
                                                              ===========



   The accompanying notes are an integral part of these financial statements.

                         BIOMETRIC IDENTIFICATION, INC.


                            STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998





Cash flow from operating activities:
  Net loss..................................................  $(3,934,609)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................        8,815
     Tax benefit transferred to parent......................     (370,000)
     Changes in assets and liabilities:
       Accounts receivable..................................     (256,580)
       Inventory............................................       (3,585)
       Prepaid expenses and other assets....................        3,840
       Accounts payable.....................................      412,069
       Accrued payroll and other accrued expenses...........       32,982
       Interest payable.....................................       52,266
                                                              -----------
          Net cash used in operating activities.............   (4,054,802)
                                                              -----------
Cash flows from investing activities:
  Purchase of property and equipment........................      (38,391)
                                                              -----------
          Net cash used in investing activities.............      (38,391)
                                                              -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................       58,266
  Proceeds from issuance of convertible debt................    2,325,000
  Proceeds from Parent Company..............................    2,027,781
  Repayments to Parent Company..............................     (275,000)
                                                              -----------
          Net cash used in financing activities.............    4,136,047
                                                              -----------
          Net increase in cash..............................       42,854
Cash, at beginning of year..................................       15,315
                                                              -----------
Cash, at end of year........................................  $    58,169
                                                              ===========
Cash payments made for:
  Interest..................................................  $    25,861
                                                              ===========
Non-cash financing activities:
  Conversion of third-party notes payable to preferred
     stock..................................................  $   192,500
                                                              ===========
  Conversion of related-party payables to preferred stock...  $ 2,321,000
                                                              ===========
  Conversion of Class A to Class B common stock.............  $    58,144
                                                              ===========
  Conversion of common stock to preferred stock.............  $   270,677
                                                              ===========



   The accompanying notes are an integral part of these financial statements.

                         BIOMETRIC IDENTIFICATION, INC.


                       STATEMENT OF STOCKHOLDERS' DEFICIT


                      FOR THE YEAR ENDED DECEMBER 31, 1998



                                                              COMMON STOCK           COMMON STOCK
                                   PREFERRED STOCK              CLASS A                 CLASS B
                               -----------------------   ----------------------   -------------------
                                NUMBER OF                 NUMBER OF               NUMBER OF             ACCUMULATED
                                 SHARES       AMOUNT       SHARES      AMOUNT      SHARES     AMOUNT      DEFICIT         TOTAL
                               ----------   ----------   ----------   ---------   ---------   -------   -----------    -----------
Balance at December 31,
  1997.......................          --           --    7,137,800   $ 270,825         --        --    $(1,573,213)   $(1,302,388)
  Stock sales................          --           --      831,625      58,266         --        --             --         58,266
  Conversion of common stock
    to preferred stock.......   7,137,800   $  270,667   (7,137,800)   (270,667)        --        --             --             --
  Conversion of common stock,
    Class A to common stock
    Class B..................          --           --     (830,625)    (58,144)   830,625    $58,144            --             --
  Conversion of notes payable
    into preferred stock.....   7,017,829    2,513,500           --          --         --         --            --      2,513,500
  Net loss...................          --           --           --          --         --         --    (3,934,609)    (3,934,609)
                               ----------   ----------   ----------   ---------    -------    -------   -----------    -----------
Balance at December 31,
  1998.......................  14,155,629   $2,784,167        1,000   $     280    830,625    $58,144   $(5,507,822)   $(2,665,231)
                               ==========   ==========   ==========   =========    =======    =======   ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         BIOMETRIC IDENTIFICATION, INC.


                         NOTES TO FINANCIAL STATEMENTS



1.  DESCRIPTION OF BUSINESS:


     Biometric Identification, Inc. was incorporated in the State of California on July 21, 1995. The principal business purpose of the Company is to develop and market security applications for a fingerprint identification system. The Company is a majority owned subsidiary of Arete Associates (the "Parent Company").

     In November 1997, the Company declared a 100 to one stock split of its common stock.

2.  MANAGEMENT'S PLANS:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 1998, the Company incurred a loss of $3,934,609 and has accumulated a deficit at December 31, 1998 of $5,507,822. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required to ultimately attain profitability. In current commitments, the Company expects to receive in cash approximately $2,675,000 from the agreement with Biometric Security Corp. The Company is also actively pursuing other equity financing commitments through discussion with potential investors. As of March 24, 1999, the Company has received commitments worth $527,500 from outside investors and an amount not to exceed $200,000 from the Parent Company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Revenue Recognition

     Revenues from product sales are recognized upon shipment and customer acceptance.

  Use Of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Concentration Of Credit Risk


     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company limits its credit risk with respect to cash by maintaining cash balances with major financial institutions. At times during the year cash and cash balances exceeded FDIC limits. The Company performs assessments of the credit worthiness of its customers to minimize credit risk with respect to trade receivables.

     One customer accounted for approximately 30% of the Company's accounts receivable at December 31, 1998 and approximately 38% of the Company's revenues during the year ended December 31, 1998.

     One vendor accounted for approximately 77% of inventory purchases during the year ended December 31, 1998. At December 31, 1998 amounts payable to the vendor were approximately 64% of accounts payable.

  Cash And Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

                         BIOMETRIC IDENTIFICATION, INC.

  Inventory

     Inventory is stated at lower of cost (first-in, first-out method) or market.

  Property And Equipment

     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.

     The estimated useful lives for asset classifications are as follows:


Furniture and fixtures......................................  7 years
Office equipment............................................  5 years
Telephone equipment.........................................  5 years


     Expenditures for repairs are expensed as incurred and additions, renewals and betterments are capitalized.


  Income Taxes


     The Company provides for deferred income taxes on an asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     The Company files its income tax return on a consolidated basis with its parent company. All provisions for federal and state income taxes, excluding provisions for deferred income taxes, are provided for through notes payable/receivable with related parties. The Company's current year income tax benefit represents its parent's utilization of the net operating loss generated in 1998 that could be carried back to prior years.


  Fair Value Of Financial Instruments



     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the line of credit and convertible notes approximate fair value at December 31, 1998.



  Comprehensive Income


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. The Company has adopted the provisions of SFAS No. 130 during the year ended December 31, 1998. The Company has no other comprehensive income components and accordingly net income equals comprehensive income.

                         BIOMETRIC IDENTIFICATION, INC.

  Stock-Based Compensation Awards

     SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees," encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves pro forma disclosure of net income under the provisions of SFAS No. 123, but has chosen to continue accounting for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."


4.  RELATED-PARTY TRANSACTIONS:


     At December 31, 1998, notes payable totaling $237,500 were outstanding to various officers of Arete Associates. The notes are unsecured and convertible into common stock of the Company at a rate of $0.28 per share. The notes bear interest at 8% per annum and mature in December 2002.

     For the year ended December 31, 1998, debt due to the Parent Company totaling $2,321,000 was converted into 6,330,329 shares of common stock.

     The Company leases office space from the Parent Company. Rent expense paid to the Parent Company amounted to $47,672 for the year ended December 31, 1998.


5.  INVENTORY:


     At December 31, 1998, inventory consisted of the following:


                                                               AMOUNT
                                                              --------
Raw materials...............................................  $ 33,963
Finished goods..............................................   197,844
                                                              --------
                                                              $231,807
                                                              ========



6.  CONVERTIBLE NOTES:


     In June 1998, BII entered into a $5,000,000 convertible debenture purchase agreement (the "Purchase Agreement") with Biometric Security Corp. ("BSC"). The Purchase Agreement provides for BSC to make tranche payments, as defined, which bear interest equal to the lowest interest rate imputed under the Internal Revenue Code of 1986, payable annually in arrears. The debentures may be converted at the option of BSC at any time, into Series A preferred stock at a specified conversion rate, as defined in the Purchase Agreement. The debentures become convertible upon an initial public offering of BII. The debentures expire in June 2003. The Purchase Agreement also requires the Company to maintain certain non-financial covenants. At December 31, 1998, the holder had made tranche payments to BII totalling $2,325,000.

     At December 31, 1998, the Company had notes payable outstanding of $332,500 payable to various individuals (of which $237,500 are payable to related parties [see Note 4]). The notes bear interest at 8% per annum and are convertible into common stock at a rate of $0.28 per share. The notes mature December 2002.

                         BIOMETRIC IDENTIFICATION, INC.

7.  INCOME TAXES:


     The income tax benefit for the year ended December 31, 1998 is as follows:


Current:
     Federal................................................  $(364,507)
     State..................................................     (5,493)
                                                              ---------
                                                               (370,000)
Deferred:
     Federal................................................         --
     State..................................................         --
                                                              ---------
                                                                     --
                                                              ---------
Income tax benefit..........................................  $(370,000)
                                                              =========


     The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 1997 and their approximate tax effects, are as follows:

Assets:
     Allowance for doubtful accounts........................  $    16,000
     Accrued warranty.......................................       10,000
     Accrued vacation.......................................        5,325
     Net operating loss carryforwards.......................    1,047,060
     Inventory reserve......................................        6,257
     State taxes and other..................................       23,085
                                                              -----------
          Gross deferred tax assets.........................    1,107,727
Less valuation allowance....................................   (1,058,395)
                                                              -----------
Deferred tax assets.........................................  $    49,332
                                                              ===========

     At December 31, 1998, the net deferred tax assets are all current. The Company has provided a valuation allowance against a portion of the deferred tax assets based on management's current assessment of recoverability.

     The portion of the Federal net operating loss carryforwards attributable to the Company amounted to $2,977,662 at December 31, 1998 expiring in 2013. The Company has various state net operating loss carryovers totaling approximately $1,152,165 expiring in the years 2002 through 2018. The Company's ability to utilize the net operating loss carryforwards may be limited in the event that a change of control occurs in the future.


8.  COMMITMENTS AND CONTINGENCIES:


     The Company rents its facilities and certain equipment under various operating leases agreements. The Company leases one facility which includes an escalation clause based primarily on increases in the Consumer Price Index.

     Minimum commitments under the various operating lease agreements are as follows:



 YEAR ENDED
DECEMBER 31,
- ------------
  1999......................................................  $33,564
  2000......................................................   19,579
                                                              -------
     Total minimum lease payments...........................  $53,143
                                                              =======

                         BIOMETRIC IDENTIFICATION, INC.

     As further discussed in Note 4, the Company also leases certain space on a month-to-month basis from the Parent. Rent expense for the year ended December 31, 1998 was $95,778, including amount paid to the Parent.


9.  STOCKHOLDERS' DEFICIT:


     The Company is authorized to issue two classes of common stock, which have identical rights except that Class A common stock has exclusive voting rights. Class B common stock is automatically convertible into Class A common stock upon the closing of an initial public offering ("IPO").

     The Company is also authorized to issue Preferred Stock. The preferred stock has the following rights and preferences: the holders of the preferred stock shall be entitled, when and as declared by the Board of Directors to a dividend equal to $0.06 per share of preferred stock, payable in preference and priority to any payment of dividend on the common stock; liquidation preference in the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company; voting rights rank equally with Class A common stock; and covenants restricting (a) authorization of additional shares, (b) merger or consolidation of the Company with another corporation; (c) disposal of all or substantially all of the property of the Company.

     The Preferred Stock is convertible into one share of Class A common stock at the option of the holder, at any time after the date of issuance. The Preferred Stock will automatically convert to shares of common stock on the closing of an IPO.


10.  STOCK OPTION PLAN:


     During 1998, the Company has formed the Stock Option Plan (the "Plan"). The Plan provides employees, officers, directors and consultants options granted as either "incentive" or "nonqualified" stock options. The Plan allows for option grants for a maximum of 5,325,000 common shares. Incentive options are granted at an exercise price no less than 100% of the fair value of the common stock on the date of grant. Nonqualified options can be granted at an exercise price not less than 85% of the fair value of the common stock on the date of grant. The fair value at the date of grant is determined by the board of directors or the committee that administers the Plan. Each option has a term of not more than ten years and vests at a rate of 20% per year over five years from the date of grant. At December 31, 1998, no options were granted.

                         BIOMETRIC IDENTIFICATION, INC.



                                 BALANCE SHEET


                            AS OF DECEMBER 31, 1997


                     (UNAUDITED -- PREPARED BY MANAGEMENT)



ASSETS
Current assets
     Cash...................................................  $    15,315
     Accounts receivable, net of allowance of $40,000 (Note
      2)....................................................      123,603
     Inventory (Note 3).....................................      228,222
     Deferred taxes (Note 6)................................       49,332
     Other current assets...................................       13,766
                                                              -----------
          Total current assets..............................      430,238
                                                              -----------
Property and equipment......................................       10,738
Less accumulated depreciation and amortization..............       (1,534)
                                                              -----------
                                                                    9,204
Other assets................................................        1,777
                                                              -----------
                                                              $   441,219
                                                              ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable.......................................  $   144,183
     Accrued payroll and pension expense....................        4,636
     Payroll taxes payable and other accrued expenses.......       31,055
                                                              -----------
          Total current liabilities.........................      179,874
Long-term debt
     Bank line of credit (Note 4)...........................      500,000
     Convertible notes (Note 5).............................      287,500
     Notes payable to related parties (Note 2)..............      776,239
                                                              -----------
          Total liabilities.................................    1,743,613
                                                              -----------
Commitments and contingencies (Note 7)
Stockholders' deficit (Note 8)
     Common stock, no par value.............................      270,825
     Accumulated deficit....................................   (1,573,219)
                                                              -----------
          Total stockholders' deficit.......................   (1,302,394)
                                                              -----------
                                                              $   441,219
                                                              ===========






    See accompanying summary of significant accounting policies and notes to financial statements.

                         BIOMETRIC IDENTIFICATION, INC.



                            STATEMENT OF OPERATIONS


                      FOR THE YEAR ENDED DECEMBER 31, 1997


                     (UNAUDITED -- PREPARED BY MANAGEMENT)



Sales.......................................................  $   493,756
Cost of Sales...............................................    1,032,042
                                                              -----------
Gross Loss..................................................     (538,287)
Sales, general and administrative expenses..................    1,657,866
                                                              -----------
Loss before income taxes....................................   (2,196,152)
Benefit for income taxes (Note 6)...........................      858,706
                                                              -----------
Net income..................................................  $(1,337,446)
                                                              ===========



    See accompanying summary of significant accounting policies and notes to financial statements.

                         BIOMETRIC IDENTIFICATION, INC.



                       STATEMENT OF STOCKHOLDERS' DEFICIT


                      FOR THE YEAR ENDED DECEMBER 31, 1997


                     (UNAUDITED -- PREPARED BY MANAGEMENT)



                                                      COMMON STOCK
                                                  --------------------   ACCUMULATED   STOCKHOLDERS'
                                                   SHARES      AMOUNT      DEFICIT        DEFICIT
                                                   ------      ------    -----------   -------------
Balance at December 31, 1996....................  3,750,000   $ 12,499   $  (235,773)   $  (223,274)
Issuance of common stock for cash...............  2,495,000      8,342            --          8,342
Issuance of common stock for repayment of
  debt..........................................    892,800    249,984            --        249,984
Net loss for the year...........................         --         --    (1,337,446)    (1,337,446)
                                                  ---------   --------   -----------    -----------
Balance at December 31, 1997....................  7,137,800   $270,825   $(1,573,219)   $(1,302,394)
                                                  =========   ========   ===========    ===========



    See accompanying summary of significant accounting policies and notes to financial statements.

                         BIOMETRIC IDENTIFICATION, INC.



                            STATEMENT OF CASH FLOWS


                      FOR THE YEAR ENDED DECEMBER 31, 1997


                     (UNAUDITED -- PREPARED BY MANAGEMENT)



Cash flows from operating activities
  Net loss..................................................  $(1,337,446)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Provision for doubtful accounts........................       40,000
     Depreciation...........................................        1,534
     Changes in assets and liabilities:
       Accounts receivable..................................     (163,602)
       Inventory............................................     (216,222)
       Other current assets.................................      (13,766)
       Deferred income taxes................................      (49,332)
       Other assets.........................................        1,386
       Accounts payable.....................................      144,183
       Accrued payroll and pension expense..................        4,636
       Payroll taxes payable and other accrued expenses.....       29,255
                                                              -----------
Net cash used by operating activities.......................   (1,559,374)
                                                              -----------
Cash flows from investing activities
  Purchase of property and equipment........................      (10,738)
                                                              -----------
Net cash used in investing activities.......................      (10,738)
                                                              -----------
Cash flows from financing activities
  Proceeds from issuance of common stock....................      258,326
  Proceeds from bank line of credit.........................      500,000
  Proceeds form issuance of convertible debt................      525,000
  Proceeds from Parent Company..............................      288,250
                                                              -----------
Net cash used in financing activities.......................    1,571,576
Net increase (decrease) in cash.............................        1,464
Cash, at beginning of year..................................       13,851
Cash, at end of year........................................  $    15,315
                                                              ===========
Cash payments made for:
  Interest..................................................  $    37,984



    See accompanying summary of significant accounting policies and notes to financial statements.

                         BIOMETRIC IDENTIFICATION, INC.



                         NOTES TO FINANCIAL STATEMENTS


                     (UNAUDITED -- PREPARED BY MANAGEMENT)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



  Organization and Description of Business



     Biometric Identification, Inc. is a Corporation which was incorporated in the State of California on July 21, 1995. The principal business purpose of the Company is to manufacture and sell fingerprint identification systems internationally. The Company is a majority owned subsidiary of Arete Associates.



  Use of Estimates



     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



  Inventory



     Inventory is stated at the lower of cost first-in, first-out method, or market.



  Property and Equipment



     Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets.



     The estimated useful lives for asset classifications, are as follows:



           Office furniture and equipment                 7 Years



  Organization Costs



     As of December 31, 1997, organization costs consist primarily of professional fees and costs incurred in the formation of the Company. These costs are being amortized ratably over a fifteen year period.



  Income Taxes



     The Company provides for deferred income taxes on an asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.



     The Company files its income tax return on a consolidated basis with its parent company. All provisions for federal and state income taxes, excluding provisions for deferred income taxes, are provided for through notes payable/receivable with related parties. The Company's current year income tax benefit represents its parent's utilization of the 1997 loss.



     For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short maturity of these instruments. The carrying value of the line of credit and convertible notes approximate fair value at December 31, 1997 since these notes substantially bear interest at rates which approximate bank prime. The fair value of notes payable to and convertible debt to stockholders cannot be estimated due to their related party nature.

                         BIOMETRIC IDENTIFICATION, INC.

                     (UNAUDITED -- PREPARED BY MANAGEMENT)



2.  RELATED PARTY TRANSACTIONS



  Notes Payable to Related Parties



     At December 31, 1997, notes payable to related parties consist of the following:



                                                                 AMOUNT
                                                                 ------
8% notes payable to various officers of Arete Associates,
  due in full December, 2002; unsecured. The notes are
  convertible to common stock of the Company effective
  January 1, 1998, and this option to convert expires
  December 31, 1998, at a rate of $0.28 per share...........    $237,500
Line of credit payable to Arete Associates, interest at the
  yield rate of the Star Treasury Account at Star Bank, due
  in full January 1, 1999; unsecured........................     538,739
                                                                --------
                                                                $776,239
                                                                ========



     Subsequent to December 31, 1997, the Company intends to convert $400,000 of the line of credit payable to Arete Associates to common stock.



  Accounts Receivable from Related Parties



     At December 31, 1997, the Company has $25,160 in accounts receivable due from related parties.



3.  INVENTORY



     At December 31, 1997, inventory consisted of the following:



                                                                 AMOUNT
                                                                 ------
Raw material................................................    $177,527
Work in progress............................................     104,499
Finished goods..............................................      21,839
                                                                --------
                                                                 243,865
Less: allowance for obsolete inventory......................     (15,643)
                                                                --------
                                                                $228,222
                                                                ========


4.  BANK LINE OF CREDIT


     The Company has a line of credit secured by Arete Associates with a bank totaling $500,000. Borrowings under the line of credit bear interest at 8.5% at December 31, 1997. The line expires July 1, 1998.


     On behalf of the Company and subsequent to year-end, Arete Associates paid down the $500,000 line of credit. This payable to Arete Associates will be converted into common stock of the Company.

5.  CONVERTIBLE NOTES PAYABLE

     At December 31, 1997, notes payable of $287,500 consist of 8% notes payable to various individuals, due in full December, 2002; unsecured. The notes are convertible to common stock of the Company effective January 1, 1998, and this option to convert expires December 31, 1998, at a rate of $0.28 per share.

                         BIOMETRIC IDENTIFICATION, INC.

                     (UNAUDITED -- PREPARED BY MANAGEMENT)


6.  INCOME TAXES


     The benefit for income taxes for the year ended December 31, 1997 is as follows:


                                                                1997
                                                                ----
Current:
     Federal................................................  $712,562
     State..................................................    96,812
                                                              --------
                                                               809,374
                                                              --------
Deferred:
     Federal................................................    29,944
     State..................................................    19,388
                                                              --------
                                                                49,332
                                                              --------
     Benefit for income taxes...............................  $858,706
                                                              ========

     The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 1997 and their approximate tax effects, are as follows:


ASSETS
     Allowance for doubtful accounts........................  $16,000
     Accrued warranty.......................................   10,000
     Accrued vacation.......................................    2,662
     Net operating loss.....................................   14,150
     Inventory reserve......................................    6,257
     Other..................................................      283
                                                              -------
Deferred tax assets.........................................  $49,332
                                                              =======


     The Company has various state net operating loss carryovers totaling approximately $295,000 expiring in the years 2002 through 2017.

7.  COMMITMENTS


     The Company currently leases office space under a non-cancellable operating lease agreement which expires in October, 1998. Under the terms of the lease, the Company pays monthly rent of $2,278. For the year ended December 31, 1997, rent expense under the aforementioned non-cancellable operating lease agreement was $25,179.


     As of December 31, 1997, the future minimum lease payment for the year ending December 31, 1998 is $23,395.

8.  STOCKHOLDERS' DEFICIT

     In November 1997, the Company declared a one hundred for one (100-1) split of its common stock. The accompanying statement of stockholders' deficit gives retroactive effect to the stock split.


9.  STATEMENT OF CASH FLOWS


  Non-Cash Investing Financing Activities

     During the year ended December 31, 1997, the Company recognized the following non-cash investing and financing activities that affected assets and liabilities:

          Accrued interest of $16,787 was added to the principal portion of notes payable.

                         BIOMETRIC IDENTIFICATION, INC.

                     (UNAUDITED -- PREPARED BY MANAGEMENT)


          Expenses in the amount of $555,819 were paid directly by the parent company.

          A tax benefit in the amount of $809,374 was utilized by the parent company, and was offset against the payable to the parent company.

          Issuance of stock in the amount of $249,984 for repayment of debt.

10.  CONCENTRATIONS

  Significant Customer

     For the year ended December 31, 1997, the Company had a customer that represented approximately 21% of total revenues. At December 31, 1997, the amount due from this customer included in accounts receivable was $71,736.

  Significant Vendor

     For the year ended December 31, 1997, the Company had a vendor that represented approximately 32% of total inventory purchases. At December 31, 1997, the amount due to this vendor included in accounts payable was $3,806.

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

- ---------------

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

                                                                ENGINEERING,
                                        MGMT. &     SALES &      RESEARCH &
OFFICE LOCATION                         ADMIN.     MARKETING    DEVELOPMENT     MANUFACTURING   TOTAL
- ---------------                         -------    ---------    ------------    -------------   -----
Sherman Oaks, CA......................       4           5              9               0           18
Tracy, CA.............................       1           2              3               1            7
Tucson, AZ............................       0           0              4               0            4
Dayton, Ohio..........................       0           1              0               0            1
London, England and other sales
  staff...............................       0           5              0               0            5
                                         -----      ------         ------          ------       ------
Totals:...............................       5          13             16               1           35
                                         =====      ======         ======          ======       ======

ITEM 11  EXECUTIVE COMPENSATION

     We are required to set out particulars of compensation paid to the following persons:

     (a) Biometric's chief executive officer during the most recently completed fiscal year;

     (b) each of Biometric's four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds US$ 100,000 per year; and

     (c) any additional individuals for whom disclosure would have been provided under (b) except that the individual was not serving as an executive officer of Biometric at the end of the most recently completed fiscal year.


     During the fiscal year ended December 31, 1998, Biometric employed only one person meeting any of those requirements, namely, Patrick W. McCleery, then the Chairman of the Board, President and a director of Biometric. Accordingly, the only person treated in the following charts is Mr. McCleery.

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


(2) In-the-Money Options are those where the market value of the underlying securities as at the most recent fiscal year end exceeds the option exercise price. The closing market price of Biometric's shares on December 31, 1998 (i.e., fiscal year end) was $0.18.

Termination of Employment, Change in Responsibilities and Employment Contracts


     Effective May 31, 1999, Patrick McCleery resigned as Chairman, President and a director of Biometric. Also effective May 31, 1999, Robert M. Kamm succeeded Mr. McCleery as President of Biometric, and became a director of Biometric. Mr. McCleery and Biometric have made an agreement, dated May 31, 1999, that Mr. McCleery will be paid $4,000 per month as a consultant plus severance pay of $6,000 per month, plus benefits and stock options as determined by the board of directors. This agreement expires on June 30, 2001. There are no employment contracts between Biometric and any of its officers. Effective July 29, 1999, Biometric appointed Robert Chase as Chief Financial Officer, at a remuneration of $10,000 per month payable to Lexacal Investment Corp., of which Mr. Chase is President, Chief Executive Officer and a director. Biometric has no defined benefit or actuarial plans.


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


     During the fiscal year ended December 31, 1998 Biometric paid a total of $56,561 to Rand Edgar Investment Corp. and Wayne Johnstone for consulting fees. Rand Edgar Investment Corp. is owned equally by William A. Rand, a director of Biometric, and Brian Edgar.


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

                                                               AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL     PERCENTAGE
NAME AND ADDRESS(1)                                           OWNERSHIP(2)     OF CLASS
- -------------------                                           ------------    ----------
Patrick W. McCleery.........................................   4,335,958(3)      12.3%
Chester Idziszek............................................     335,000(4)       1.0%
William A. Rand.............................................   2,148,450(5)       6.4%
Wayne Johnstone.............................................     479,700(6)       1.5%
Saundra J. Zimmer...........................................      95,000(7)      *
All executive officers and directors as a group (5
  persons)..................................................   7,394,108(2)      19.9%(2)

- ---------------

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


     *21     Subsidiaries of the Registrant.



     *27.1   Financial Data Schedule.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed by Biometric during the three months ended on December 31, 1998.

(c) Financial Data Schedule.
- ---------------
* Previously filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on September 30, 1999.


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


                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----

                    *                       President and Director (Principal      September 30, 1999
- ------------------------------------------  Executive Officer)
              Robert M. Kamm

                    **                      Director                               September 30, 1999
- ------------------------------------------
             Chester Idziszek

           /s/ ROBERT F. CHASE              Chief Financial Officer and Director   September 30, 1999
- ------------------------------------------  (Principal Financial and Accounting
             Robert F. Chase                Officer)

           /s/ WAYNE JOHNSTONE              Director                               September 30, 1999
- ------------------------------------------
             Wayne Johnstone

           /s/ WILLIAM A. RAND              Director                               September 30, 1999
- ------------------------------------------
             William A. Rand

*By: /s/ SAUNDRA J. ZIMMER
     -------------------------------------
     Name: Saundra J. Zimmer
     Title: Attorney-in-Fact

**By: /s/ WAYNE JOHNSTONE
      ------------------------------------
      Name: Wayne Johnstone
      Title: Attorney-in-Fact

                                 EXHIBIT INDEX


EXHIBITS
- --------

    *3.1  Registrant's Articles of Continuance into the State of
          Wyoming.
    *3.2  Registrant's By-Laws, as amended.
    *3.3  Registrant's Articles of Amendment re Authorized Stock.
   *10.1  Biometric Identification Agreement, dated June 12, 1998.
   *10.2  Inlet Resources, Ltd. Agreement, dated January 21, 1999.
     *21  Subsidiaries of the Registrant.
   *27.1  Financial Data Schedule.


- ---------------

* Previously filed.