Form 10-Q
period 1999-09-30
BIOMETRIC SECURITY CORP/BC
filed 1999-11-15
CIK 1000168

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

or

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number    000-26696
                          ---------


                           BIOMETRIC SECURITY CORP.
                           ------------------------
            (Exact Name of Registrant as Specified in its Charter)


                  Wyoming                              98-0204725
                  -------                              ----------
       State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization               Identification No.)

Suite 1940, 400 Burrard Street, Vancouver, British Columbia, Canada  V6C 3A6
-------------------------------------------------------------------  -------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code   (604) 687-4144
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not Applicable

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     The number of outstanding shares of the Registrant's common stock on October 29, 1999 was 58,124,208

CURRENCY AND EXCHANGE RATES
---------------------------

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

                                             Years ending December 31,
                                Nine
                               months      1998       1997       1996       1995
                                ended    ---------  ---------  ---------  --------
                               9/30/99

----------------------------------------------------------------------------------
Rate at end of Period           $0.6805    $0.6504    $0.6999    $0.7301   $0.7323
----------------------------------------------------------------------------------
Average Rate During Period      $0.6710     0.6740     0.7197     0.7333    0.7285
----------------------------------------------------------------------------------
High Rate                       $0.6891     0.7105     0.7487     0.7513    0.7527
----------------------------------------------------------------------------------
Low Rate                        $0.6535     0.6341     0.6945     0.7245    0.7023
----------------------------------------------------------------------------------

     On November 2, 1999 the noon buying rate in New York City for cable transfer in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was $0.6807 U.S. = $1.00 Canadian.

     Forward-Looking Statements
     --------------------------
     Certain of the information contained in this Form 10-Q constitutes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other applicable laws or regulatory policies. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that can cause actual results not to be as anticipated, estimated or intended. There can be no assurance that such statements will prove to be accurate as actual results and future events could differ materially from those anticipated in such statements. Accordingly, readers should not place undue reliance on forward-looking statements.

                               TABLE OF CONTENTS


PART I             FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets as at September 30, 1999, December 31, 1998
          and September 30, 1998
        Consolidated Statements of Operations and Deficit for the Three Month
          and Nine Month periods ended September 30, 1999 and 1998
        Consolidated Statements of Cash Flows for Nine Month period ended
          September 30, 1999 and 1998
        Notes to Consolidated Financial Statements

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

Signatures

PART I -- FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS


BIOMETRIC SECURITY CORP.
CONSOLIDATED BALANCE SHEET
(Expressed in Canadian Dollars)
(unaudited)


===========================================================================================================
                                                      September 30,    December 31,       September 30,
                                                          1999             1998               1998
                                                                         Restated           Restated
                                                                         (Note 5)           (Note 5)
===========================================================================================================
ASSETS

CURRENT ASSETS
   Cash                                                $    65,563       $   245,182      $    362,198
   Accounts receivable                                      20,228            55,076           178,743
   Prepaid expenses and deposits                            11,782             9,257             5,906
-----------------------------------------------------------------------------------------------------------
                                                            97,573           309,515           546,847

Equipment and leasehold improvements                        68,216            60,758            71,422
Investment (Note 5)                                      3,206,491         2,196,355         2,282,731
-----------------------------------------------------------------------------------------------------------

                                                      $  3,372,280      $  2,566,628      $  2,901,000
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $    592,117      $    148,262      $    167,661
   Loan payable                                                  -           150,775                 -
 ----------------------------------------------------------------------------------------------------------
                                                           592,117           299,037           167,661

CONTINGENT LIABILITY (Notes 2 and 8(b))                    657,052                 -                 -

SHAREHOLDERS' EQUITY
   Share capital (Note 2)                               18,066,406        13,128,263        12,992,076
   Shares subscribed                                             -           660,592                 -
Deficit                                                (15,943,295)      (11,521,264)      (10,258,737)
-----------------------------------------------------------------------------------------------------------
                                                         2,123,111         2,267,591         2,733,339
-----------------------------------------------------------------------------------------------------------

                                                      $  3,372,280      $  2,566,628      $  2,901,000
============================================================================================================

On Behalf of the Board of Directors


/s/ Robert Chase                               /s/ Wayne Johnstone
----------------------                         ----------------------
Director                                       Director

BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
(Expressed in Canadian Dollars)
(unaudited)


========================================================================================================================
                                                       For the Three Months Ended          For the Nine Months Ended
                                                    September 30,     September 30,     September 30,     September 30,
                                                        1999              1998              1999              1998
========================================================================================================================
REVENUE
   Interest (Note 5)                               $        449      $     10,253      $      4,688      $     75,856
------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Professional fees and registration costs             349,150           205,251           881,418           451,364
   Business consultants                                  66,200            28,856           163,594            52,456
   Amortization                                           2,785            (3,029)            7,687             6,398
   Finder's fee (Note 5)                                 53,667            21,467           114,850            75,135
   Foreign exchange                                          20            13,233             1,266               879
   Interest and bank charges                                167               484             1,362             1,171
   Management fees                                       32,100            29,009            96,300            89,009
   Office expenses                                       15,626            62,631            84,230            99,365
   Listing costs                                         15,929            15,770            58,263            51,340
   Salaries, wages and administration                    16,049            24,408            65,375            62,079
   Travel and accommodation                              32,188            25,890           124,503            83,960
------------------------------------------------------------------------------------------------------------------------
                                                        583,881           423,970         1,598,848           973,156
------------------------------------------------------------------------------------------------------------------------
                                                       (583,432)         (413,717)       (1,594,160)         (897,300)

SHARE OF LOSS OF BII                                 (1,432,699)         (304,769)       (3,003,074)         (304,769)
RECOVERY (WRITE-OFF) OF
RESOURCE PROPERTIES                                      10,348           185,339           175,203        (4,620,138)
LOSS ON DISPOSAL OF ASSETS                                    -           (12,240)                            (39,827)
------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                              (2,005,783)         (545,387)       (4,422,031)       (5,862,034)

DEFICIT, BEGINNING OF PERIOD                        (13,937,512)       (9,713,350)      (11,521,264)       (4,396,703)
------------------------------------------------------------------------------------------------------------------------

DEFICIT, END OF PERIOD                             $(15,943,295)     $(10,258,737)     $(15,943,295)     $(10,258,737)
========================================================================================================================

LOSS PER SHARE                                     $      (0.05)     $      (0.03)     $      (0.10)     $      (0.32)
========================================================================================================================

BIOMETRIC SECURITY CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)


=========================================================================================================
                                                                        1999                 1998
=========================================================================================================
OPERATIONS
 Loss for the period                                               $    (4,422,031)       $  (5,862,034)
 Items not involving cash:
   Depreciation                                                              7,687                6,398
   Loss on disposal of assets                                                    -               39,827
   (Gain) Write-off of mineral properties                                 (175,203)           4,620,138
   Changes in non-cash working capital items                               476,178             (274,839)
   Share of losses of BII                                                3,003,074              304,769
   Non-cash fees                                                           114,850               75,135
----------------------------------------------------------------------------------------------------------

                                                                          (995,445)          (1,090,606)
----------------------------------------------------------------------------------------------------------

FINANCING
   Issue of common shares, net                                           4,819,753              529,250
   Repayment of loan                                                      (150,775)                -
----------------------------------------------------------------------------------------------------------
                                                                         4,668,978              529,250
----------------------------------------------------------------------------------------------------------
INVESTMENTS
   Capital assets                                                          (15,145)             (20,945)
   Mineral properties                                                      175,203               50,378
   Proceeds on disposal of fixed assets                                          -              151,511
   Increase in investment (Note 5)                                      (4,013,210)          (2,587,500)
----------------------------------------------------------------------------------------------------------
                                                                        (3,853,152)          (2,406,556)
----------------------------------------------------------------------------------------------------------
CHANGE IN CASH                                                            (179,619)          (2,967,912)

CASH, BEGINNING OF PERIOD                                                  245,182            3,330,110
----------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                $        65,563        $     362,198
==========================================================================================================

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)
================================================================================
1.  CONTINUING OPERATIONS

    These financial statements have been prepared in accordance with accounting principles applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 1999 the Company has a working capital deficiency of approximately $495,000. The ability of the Company to settle its liabilities as they come due and to fund its commitments and ongoing operations is dependent upon the ability of the company to obtain additional equity financing. The recoverability of the Company's investment in BII is dependent upon the establishment of profitable commercial operations in BII, the ability of the Company to obtain additional debt or equity financing to fund BII or the proceeds from the disposition of the Company's interest in BII.

2.  SHARE CAPITAL
    a) Authorized: Unlimited (1998 - 100,000,000) common shares without par value.
    b) Issued:

                                                                Shares           Amount
---------------------------------------------------------------------------------------------
    Balance, December 31, 1997                                  16,448,962     $  12,387,691

    Issued during the year for cash by way of:
      Private placements                                         4,035,000           605,250
      Exercise of options                                          100,000            23,000
    Issued during the year for finder's fee                        250,450            75,135
---------------------------------------------------------------------------------------------
                                                                20,834,412        13,091,076
    Allotted during the year for:
      Finder's fee (Note 5)                                         82,292            24,687
      Carrying charges (Note 6)                                     65,789            12,500
---------------------------------------------------------------------------------------------
    Balance, December 31, 1998                                  20,982,493        13,128,263

    Issued during the period for cash by way of:
      Private placements                                        11,666,666         1,750,000
      Exercise of warrants                                         100,000            15,000
---------------------------------------------------------------------------------------------
                                                                32,749,159        14,893,263
    Issued during the period for cash by way of:
      Private placement                                         11,666,665         1,750,000
      Exercise of warrants                                       2,885,551           462,833
---------------------------------------------------------------------------------------------
                                                                47,301,375        17,106,096

    Issued during the period for finder's fee (Note 5)             382,833           114,850
    Issued during the period for cash by way of:
      Private placement                                         10,000,000         2,000,000
      Exercise of warrants                                         235,000            39,950
    Less: share issue costs                                              -          (537,438)
---------------------------------------------------------------------------------------------
                                                                57,919,208        18,723,458
    Less: contingent liability (Note 8)                         (3,285,260)         (657,052)
---------------------------------------------------------------------------------------------
    Balance, September 30, 1999                                 54,633,948       $18,066,406
=============================================================================================

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)
================================================================================

2.   SHARE CAPITAL  (continued)

     c)   Private Placements

     During the three month period ended March 31, 1999 the Company completed brokered and non-brokered private placements that totalled 11,666,666 units at $0.15 per unit for gross proceeds of $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent for the brokered private placement was paid a commission totaling $100,000 and 1,000,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

     During the three month period ended June 30, 1999 the Company completed a brokered private placement of 11,666,665 units at $0.15 per unit to raise gross proceeds of up to $1,750,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share in the first year and $0.17 per share in the second year. The agent was paid a commission totaling $160,000, payable in cash, and 1,600,000 broker warrants exercisable at $0.15 per share in the first year and $0.17 per share in the second year.

     During the three month period ended September 30, 1999 the Company completed a brokered private placement of 10,000,000 units at $0.20 per unit to raise gross proceeds of up to $2,000,000. Each unit consisted of one common share and one non-transferable share purchase warrant exercisable at $0.20 per share in the first year and $0.23 per share in the second year. The agent was paid a commission totaling $186,000, payable in cash, and 1,500,000 broker warrants exercisable at $0.20 per share in the first year and $0.23 per share in the second year.

     d) At September 30, 1999 the company reserved in respect of options and warrants:

          Options:

          Number of Shares        Exercise Price           Expiry Date
          ----------------        --------------           -----------

                   750,000           $    0.22             April 16, 2001
                 1,180,000           $    0.23             January 28, 2001
                    50,000           $    0.32             July 6, 2000
                   100,000           $    0.20             August 28, 2000
          ----------------
                 2,080,000
          ================

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)

================================================================================
          Warrants:

          Number of Shares        Exercise Price           Expiry Date
          ----------------        --------------           -----------

                  1,745,000            $  0.17             March 31, 2000
                    455,000            $  0.17             September 10, 2000
                 11,281,115            $  0.15             January 29, 2000
                                                           January 29, 2001
                 13,266,665            $  0.15             April 15, 2000
                                       $  0.17             April 15, 2001
                 11,500,000            $  0.15             July 22, 2000
                                       $  0.17             July 22, 2001
       -----------------------
                 38,247,780
       =======================

3.    RELATED PARTY TRANSACTIONS

      Fees of $227,189 (1998--$117,759) were charged by directors or companies affiliated with them for management, consulting and administrative services.

4.    DIRECTORS

      Mr. R. Kamm
      Mr. R. Chase
      Mr. W. Rand
      Mr. C. Idziszek
      Mr. W. Johnstone

5.    INVESTMENT

                                                                    September         September
                                                                       1999              1998
                                                              -----------------------------------
      Investment, at cost...                                     $   7,484,565     $    2,587,500
      Share of losses of BII                                        (4,278,074)          (304,769)
       ---------------------------------------------------------------------------------------------
                                                                 $   3,206,491     $    2,282,731
====================================================================================================

      During 1998 the company entered into an agreement to purchase convertible debentures entitling the Company to acquire a 45% interest in Biometric Identification Inc. ("BII"), subject to dilution by a 15% stock option plan that is to be instituted by BII and subsequent financings by BII. Financings completed after the Company acquired the US $5,000,000 of debentures of BII would further dilute the Company's interest. BII is in need of additional funding and is seeking significant financings from other parties. Should BII be successful in raising the additional funds the Company's interest in BII could be reduced to approximately 20%. BII is a private California-based company in the business of

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)

================================================================================

5.   INVESTMENT (continued)

     developing, manufacturing and marketing fingerprint recognition technology. Under the terms of the agreement, the company had the right to acquire up to US $5,000,000 of convertible debentures to be issued by BII. The debentures have a term of five years from the date of the closing of the first acquisition and bear interest at the lowest interest rate imputed under the U.S. Internal Revenue Code. During the three month period ended September 30, 1999 the Company completed its acquisition of BII debentures totaling US $5,000,000 in accordance with the terms of the agreement. This investment was initiated by a related party which assigned its interest to the Company in exchange for a fee up to US $145,000, plus reimbursement of its expenses. The related party elected to take this fee in the form of 715,575 common shares as a deemed price of $0.30 per share. These shares were issued in pro-rata tranches on the same basis the debentures were purchased by the Company.

     During the third quarter of 1999, the Company determined that it had the ability to exercise significant influence over the operating, financing and investing activities of BII. In addition, the Company determined that the investment in convertible debentures could be considered to be similar in nature to an equity investment in BII. As a result of these two factors, the Company changed the method of accounting for its investment in BII from the fair value method, as an available-for-sale investment, to the equity method, effective in 1999. In accordance with U.S. Accounting Principles Board Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock", the Company's financial statements for 1998 have been restated to reflect this change.

     Under the equity method, the cost of the investment is adjusted for the company's share of post-acquisition earnings or losses of BII, as if the Company had converted its BII debentures into shares of BII at the time of each acquisition. The excess of the cost of its investment over the Company's share of the net assets of BII, which has been allocated by the Company to BII's technology rights, is being amortized on a straight-line basis over five years. The Company has recorded $3,003,074 as its share of the loss of BII for the nine months ended September 30, 1999, and $1,275,000 as its share of the loss of BII for the period ended December 31, 1998 and $304,769 as its share of the loss of BII for the period ended September 30, 1998. In addition, previously reported foreign exchange losses of $178,069 at June 30, 1999 and gains of $85,875 as at December 31, 1998 and $9,000 as at September 30, 1998 and a deferred exchange gain of $81,000 as at September 30, 1998 related to this investment have been reversed, and accrued interest income of $55,922 as at June 30, 1999 and $79,989 as at December 31, 1998 have been eliminated in connection with this change. The overall result of this change was to reduce investment as at June 30, 1999 by $2,889,092 and as at December 31, 1998 by $1,440,864
     and as at September 30, 1998 by $394,769, increase loss for the six months ended June 30, 1999 by $1,448,228, or $0.04 per share and for the year ended December 31, 1998 by $1,440,864, or $0.08 per share and for the nine months ended September 30, 1998 by $313,769 or $0.01 per share and increase deficit as at June 30, 1999 by $2,889,092 and as at December 31, 1998 by $1,440,864 and as at September 30, 1998 by $313,769.

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)

================================================================================
6.   LOAN PAYABLE

     During 1998, a company affiliated with a director loaned the Company a total of $250,000. The loan was unsecured, non-interest bearing and was due on December 26, 1998. A total of $99,225 of the loan was repaid on December 29, 1998, and the balance of the loan of $150,775 was repaid subsequent to December 31, 1998. The Company issued 65,789 shares at a deemed price of $0.19 per share as allowed for under the rules of the Vancouver Stock Exchange, as consideration for the loan.

7.   MINERAL PROPERTIES

     During the year ended December 31, 1998 the Company changed its principal business activity from mineral exploration to the development of fingerprint identification systems and wrote-off its mineral exploration expenditures.

                                                                 1999                   1998
==================================================================================================
ACQUISITION COSTS                                         $      -               $      -
---------------------------------------------------------------------------------------------------
EXPLORATION AND DEVELOPMENT
EXPENDITURES
   Access costs                                                  -                       772
   Assays                                                        -                     2,882
   Communication                                                 -                       332
   Contract drilling, excavation and trenching                   -                      -
   Contract labour and supervision                               -                     3,289
   Data acquisition and analysis                                 -                     1,537
   Equipment and field supplies                                  -                     5,417
   Field administration                                          -                    16,895
   Field car rental and transportation                           -                     3,499
   Geological and geophysical                                    -                    69,281
   Insurance                                                     -                     5,762
   Legal and other                                               -                    23,936
   Travel and accommodation                                      -                     1,359
---------------------------------------------------------------------------------------------------

                                                                 -                   134,961
---------------------------------------------------------------------------------------------------

                                                                 -                   134,961

MINERAL PROPERTIES, BEGINNING OF PERIOD                          -                 4,670,516
---------------------------------------------------------------------------------------------------

                                                                 -                 4,805,477

LESS:  AMOUNTS WRTTEN-OFF                                        -                (4,805,477)
---------------------------------------------------------------------------------------------------

MINERAL PROPERTIES, END OF PERIOD                         $      -               $      -
===================================================================================================

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)

     The Company continues to hold several Argentine properties and has entered into an agreement to grant Inlet Resources Ltd. ("Inlet) an option to purchase up to a 100% interest in these properties. Under the terms of the agreement, the Company granted Inlet an option to purchase up to 90% of the properties, over a three year period, with a buyout of the remaining 10% for US $2,000,000. During the first year the agreement required Inlet to pay the Company US $150,000 in stages, issue the Company 100,000 shares and complete a US $650,000 work program to earn a 50% interest in the properties. During the second and third years the agreement provides that Inlet will pay the Company a total of US $600,000 in stages, issue 200,000 shares and complete work commitments totalling US $1,500,000 to earn an additional 40% interest in the properties. To September 30, 1999 the Company had received US $150,000 and 100,000 shares relating to the option agreement.

8.   CONTINGENCIES:

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

BIOMETRIC SECURITY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in Canadian Dollars)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(unaudited)

===================================================================

9.  SUBSEQUENT EVENTS

    Subsequent to September 30, 1999 the Company held a general meeting of its shareholders at which time the shareholders, among other things, approved the consolidation of the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview
     --------

     On June 12, 1998, the Company entered into an agreement (the "BII Agreement") to acquire up to US $5,000,000 of convertible debentures to be issued by Biometric Identification, Inc. ("BII"), a private California corporation. The Company's principal business now consists of its investment in BII.

     BII is currently controlled by Arete Associates ("Arete") which is also a private California corporation. Arete has been a Department of Defense research and development contractor for over 20 years specializing in sensor systems and pattern recognition software development. Many of Arete's mathematicians and physicists helped develop the BII fingerprint identification technology. This technology has been exclusively licensed to BII by Arete. Pursuant to the BII Agreement, the Company has invested US $5,000,000 in convertible debentures issued by BII. If all rights of conversion were exercised, the Company would hold approximately 45% of the issued shares of BII. This 45% interest is subject to dilution from shares issued under a 15% stock option plan which would reduce BMS's interest to 38.25%. Financings completed after the acquisition of the US $5,000,000 of debentures of BII would further dilute BMS's interest. BII is in need of additional funding and is currently seeking significant financings from other parties. Should BII be successful in raising these additional funds from other parties, BMS's interest in BII could be reduced to approximately 20%.

     As of July 31, 1999, the Company had purchased US $5,000,000, of the convertible debentures of BII pursuant to the BII Agreement.

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

     While the Company is not legally obligated to exercise its rights of conversion, the Company's intention is, in due course, if business conditions warrant, to exercise all of the conversion rights. If all rights of conversion are exercised, the Company would hold 45% of the issued shares of the common stock of BII, prior to dilution resulting from the issuance of shares on exercise of options granted under BII's stock incentive plan and subject to additional dilution resulting from future grants of stock options or under certain additional financings which may be undertaken by BII.

     The parties have also agreed that BII may be merged into or acquired by the Company. The parties have agreed to examine this from a tax, securities and commercial perspective to determine the best structure for this potential merger.

     For additional information on the Company's investment in BII, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.

     Current Capital Resources and Liquidity
     ---------------------------------------

     Since inception, the Company's capital resources have been limited. Since cash generated from operations has been nominal, the Company has had to rely upon the sale of equity and debt securities for cash required for investments and operations, among other things. As at September 30, 1999, the Company had a working capital deficiency of approximately $494,544.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Results of Operations
---------------------

     For the three and nine month periods ended September 30, 1999 the Company incurred net losses of $2,005,783 and $4,422,031 resulting in losses per share of $0.05 and $0.10 respectively. The losses for the three and nine-month periods ended September 30, 1999 result from cash and short term investment earnings of $449 and $4,688 less expenses of $583,881 and $1,598,848 and the Company's share of losses in the operations of Biometric Identification Inc. of $1,432,699 and $3,003,074 respectively. In addition, the Company realized mineral property recoveries of $10,348 and $175,203 in the three and nine-month periods ended September 30, 1999. This is compared to net losses for the three and nine-month periods ended September 30, 1998 of $545,387 and $5,862,034 and losses per share of $0.03 and $0.32. The losses for the three and nine month periods ended September 30, 1998 resulted from cash and short term investment earnings of $10,253 and $75,856 less expenses of $423,970 and $973,156 less the Company's share of losses in the operations of Biometric Identification Inc. of $304,769 for the three and nine month periods and losses on the disposal of equipment of $12,240 and $39,827 respectively. In addition, the Company wrote-off mineral property costs totalling $4,620,138 which increased the loss for the nine-month period ended September 30, 1998 and recovered $185,339 of resource property costs for the three month period ended September 30, 1998.

     Administrative costs in the three and nine-month periods ended September 30, 1999 increased 38% and 64% respectively over 1998 primarily as a result of the Company incurring increased professional fees and registration costs, finders fees and consulting costs.

Liquidity and Capital Resources
-------------------------------

     Cash flow from operations has not to date satisfied all of the Company's operational requirements and cash commitments. With a working capital deficiency of approximately $494,544 as at September 30, 1999, the Company must rely on sales of debt and equity securities to meet its cash requirements to the extent that they exceed cash flow from operations. If the Company cannot raise the necessary financing directly by way of debt, equity or other means, it may be forced to curtail its operating activities. At this time, the Company is seeking but does not have specific arrangements to obtain the additional financing. There is no assurance that the Company will be successful in obtaining any such financing.

     During the three month period ended September 30, 1999, the Company:

     a) Completed a $2,000,000 Private Placement. The private placement consisted of 10,000,000 units, brokered on a best efforts basis, at a price of $0.20 per unit for total proceeds of $2,000,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $186,000 commission payable in cash and a two year broker's warrant exercisable into 1,500,000 shares of the Company. The broker's warrants are exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year.

     b)  Invested an additional US$1,250,000 in BII debentures.

     c) Announced a general meeting of the shareholders of the Company to be held on October 29, 1999, at which time the shareholders, among other things, voted to consolidate the Company's share capital on the basis of one post-consolidated share for each five pre-consolidated shares. (see Part II Item 5).

Balance Sheets
--------------

     Total cash and short-term investments at September 30, 1999, were $65,563 as compared to $245,182 at December 31, 1998 and $362,198 at September 30, 1998, and had a working capital deficiency of $494,544 as at September 30, 1999, compared to working capital of $10,478 at December 31, 1998 and $379,186 at September 30, 1998.

     As at September 30, 1999, a total of $7,484,565 (US $5,000,000) had been invested in debentures of BII.


Risk of Year 2000 Noncompliant Systems
--------------------------------------

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

     The Company does not anticipate that it will experience significant year 2000 issues, because it utilizes commercial programs and systems that are standard, Year 2000 compliant, business products. The Company is in the process of contacting its principal suppliers to make sure that they are also Year 2000 compliant and anticipates that it will have completed its assessment of suppliers by the fourth quarter of 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

           Not Applicable

PART II -- OTHER INFORMATION


ITEM 1 LEGAL PROCEEDINGS--see the Company's Form 10-Q for the quarter ended March 31, 1999 filed May 15, 1999.

     Other than as disclosed below, no material legal proceedings are pending to which the Company is a party or of which any of its properties is the subject.

     In October 1999, the SEC declared effective the registration statement filed by the Company in connection with the Company's proposed offer to repurchase the shares held by U.S. persons at the time of the Company's transfer from British Columbia to the State of Wyoming, which took place as of November 10, 1998. The Company commenced the repurchase offer in October 1999, offering to repurchase 3,285,260 shares of its common stock outstanding as of November 10, 1998, at a cash price of Cdn. $0.20 (US$ 0.13) per share, plus interest, for a total repurchase amount of Cdn. $657,052 (US$ 427,084), plus interest. The repurchase offer expired November 8, 1999 and the Company is currently reviewing documentation submitted under the terms of the repurchase offer.

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

     The following transaction was effected in reliance upon the exemption from United States securities law registration requirements provided by Regulation S under the Securities Act because none of the securities were offered or sold in the United States or to "US persons" other than "distributors" as those terms are defined in Regulation S.

     During the three month period ended September 30, 1999, the Company completed a $2,000,000 Private Placement. The private placement consisted of 10,000,000 units, brokered on a best efforts basis, at a price of $0.20 per unit for total proceeds of $2,000,000. Each unit consisted of one common share and one two-year non-transferable share purchase warrant. Each warrant is exercisable at a price of $0.20 per share in the first year of and $0.23 per share in the second year. Remuneration paid to the broker for acting as agent consisted of a $186,000 commission payable in cash and a two year broker's warrant exercisable into 1,500,000 shares of the Company. The broker's warrants are exercisable at a price of $0.20 per share in the first year and $0.23 per share in the second year.

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      See Item 5

ITEM 5    OTHER INFORMATION

The following matters were submitted to a vote of shareholders at the Company's annual general meeting of shareholders, held on October 29, 1999.

Voters approved a proposal to fix the number of directors at five by a vote of 6,092,587 for and 3,936 against. There were also 66,838 abstentions and 0 broker non-votes.

Voters elected five incumbent directors for one-year terms. The vote tabulation for individual directors was:

Directors               Shares For         Shares Withheld     Shares Not Voted
---------               ----------         ---------------     ----------------
---------------------------------------------------------------------------------
Robert M. Kamm          6,050,727           79,162             33,472
---------------------------------------------------------------------------------
Robert F. Chase         6,050,727           79,162             33,472
---------------------------------------------------------------------------------
Chester Idziszek        6,050,727           79,162             33,472
---------------------------------------------------------------------------------
William A. Rand         6,050,727           79,162             33,472
---------------------------------------------------------------------------------
Wayne Johnstone         6,050,727           79,162             33,472
---------------------------------------------------------------------------------

Voters approved the appointment of KPMG LLP as the Company's independent auditors by a vote of 6,114,759 for, 3,480 against and 10,006 withheld. There were also 35,116 abstentions.

Voters approved a proposal to authorize the Company to undertake the consolidation (reverse stock split) of the Company's issued share capital on the basis of one new common share without par value for every five existing common shares without par value by a vote of 5,741,206 for and 341,837 against. There were also 80,318 abstentions and 0 broker non-votes.

Voters approved a proposal to authorize the Company, if it does transfer to British Columbia, to reduce its authorized capital to 100,000,000 common shares without par value by a vote of 5,878,767 for and 143,251 against. There were also 141,343 abstentions and 0 broker non-votes.

Voters approved a proposal to authorize a change of the name of the Company by a vote of 5,963,044 for and 93,145 against. There were also 107,172 abstentions and 0 broker non-votes.

     The Company's shareholders also voted on proposals to approve granting to the directors, officers, employees and consultants of the Company of incentive stock options to purchase common shares of the Company; and to authorize a continuation (transfer) of the Company from the State of Wyoming to the Province of British Columbia. The Company is currently reviewing with its Registrar the vote counts on each of these proposals, since initial vote results indicated a high number of abstentions.

     As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999, as amended, the Company has reached an agreement to sell up to a 100% interest in 9 mineral properties comprising 93,709 hectares, located in the San Juan, Chubut, and Santa Cruz provinces of Argentina, to Inlet Resources Ltd. ("Inlet"). In order to acquire a 90% interest in the properties, Inlet must pay US$750,000 and issue 300,000 shares to the Company over a three year period and complete a US$2,150,000 work commitment. Inlet may acquire the remaining 10% by the payment of US$2,000,000 to the Company. A formal agreement was signed by the parties on January 21, 1999, and was approved as at February 15, 1999, by the Canadian regulatory authorities. To September 30, 1999 the Company received US$150,000 and 100,000 common shares of Inlet in accordance with the agreement.

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

     * Filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

b. No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

                                            BIOMETRIC SECURITY CORP.


                                            /s/ Robert Chase
Date:  November 9, 1999                     ------------------------------
                                            Robert Chase
                                            Chief Financial Officer and
                                            Duly Authorized Officer